Form 10-Q
period 2015-03-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2015-05-15
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from______ to ______

Commission File Number 333-200602

Taxus Pharmaceuticals Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

(Formerly known as “Little Neck Health Connection, Inc”)

03-0380057	New York
(I.R.S. employer identification No.)	(State or other jurisdiction of incorporation)

245-16 Horace Harding Expressway,

Little Neck, NY 11362

Phone: (718) 631-1522
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Jiayue Zhang

245-16 Horace Harding Expressway,

Little Neck, NY 11362

Phone: (718) 631-1522

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copy of Communications To:

Bernard & Yam, LLP

Attn: Man Yam, Esq.

140-75 Ash Avenue, Suite 2D

Flushing, NY 11355
Tel: 212-219-7783
Fax: 212-219-3604
(Name, Address and Telephone Number of Person
Authorized to Receive Notice and Communications on Behalf of Registrant)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 1, 2015, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ITEM 1 - FINANCIAL STATEMENTS
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 - CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.
(Formerly “Little Neck Health Connection, Inc.”)

BALANCE SHEETS

	March 31,	June 30,
ASSETS	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents (Note 2)	$29,419	$3,561
Inventory (Note 2)	44,484	20,853
Total current assets	73,903	24,414
Other assets:
Security deposit	10,488	3,500

TOTAL ASSETS	$84,391	$27,914
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses (Note 5)	$25,843	$39,906

Total current liabilities	25,843	39,906

Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 1,500,000,000 shares authorized, 81,500,200 and 200 shares issued and outstanding as of March 31, 2015 and June 30, 2014	815	10,000
Additional paid-in capital	258,671	70,115
Deficit	(200,938)	(92,107)

Total stockholders’ equity (deficit)	58,548	(11,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,391	$27,914

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.
(Formerly “Little Neck Health Connection, Inc.”)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014

Revenues (Note 2)	$23,559	$33,405	$73,648	$112,380

Cost of revenues	16,135	18,595	44,019	51,604

Gross profit	7,424	14,810	29,629	60,776

Operating expenses:
Selling, General and administrative expense	39,197	22,238	138,460	71,270

Net (loss)	$(31,773)	$(7,428)	$(108,831)	$(10,494)

(Loss) per common share, basic and diluted	$(0.00)	$(37.14)	$(0.00)	$(52.47)
Weighted average shares outstanding, basic and diluted	81,500,200	200	48,750,200	200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.
(Formerly “Little Neck Health Connection, Inc.”)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2014	200	$10,000	$70,115	$(92,107)	$(11,992)
Change in par value		(10,000)	10,000	-	-
Sale of common stock	81,500,000	815	80,685	-	81,500
Capital contribution	-	-	97,871	-	97,871
Net (loss)	-	-	-	(108,831)	(108,831)

Balance, March 31, 2015	81,500,200	$815	$258,671	$(200,938)	$58,548

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.
(Formerly “Little Neck Health Connection, Inc.”)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(108,831)	$(10,494)
Change in operating assets and liabilities:
Increase in inventory	(23,631)	(18,182)
Increase in security deposit	(6,988)	-
Decrease in accounts payable and accrued expenses	(14,063)	8,620

Net cash (used in) operating activities	(153,513)	(20,056)

Cash flows from financing activities:
Sale of common stock	81,500	-
Capital contribution from shareholder	97,871	19,106

Net cash provided by financing activities	179,371	19,106

Net change in cash	25,858	(950)
Cash, beginning of the year	3,561	1,314

Cash, end of the period	$29,419	$364

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.
(Formerly “Little Neck Health Connection, Inc.”)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

1.

ORGANIZATION

Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) is a New York company organized on January 2, 2002.  The Company is a specialty retailer, located in Little Neck, New York, selling vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for substantially all depository accounts.  At March 31, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants.  Common stock equivalents are not included when a net loss occurs as they would be antidilutive. As of March 31, 2015 and June 30, 2014, there were no common stock equivalents outstanding.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Section 740, “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of March 31, 2015 and June 30, 2014, the Company does not have a liability for any unrecognized tax benefits.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

                              Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

                              Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

                              Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  The carrying value of non-derivative financial instruments including cash, loan from stockholder and accounts payable and accrued expenses approximated their fair values due to their short term nature.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required.  There were no inventory markdowns for the nine months ended March 31, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of March 31, 2015 and 2014.

Unaudited Interim Financial Statements

The accompanying interim balance sheet as of March 31, 2015 and the statements of operations, and cash flows for the three and nine months ended March 31, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the Regulations of the Securities and Exchange Commission. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and the results of operations and cash flows for the three and nine months ended March 31, 2015 and 2014.The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or any other period.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective, after the acceptance of the proposed FASB deferral, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	March 31, 2015	June 30, 2014
	(Unaudited)

Furniture and fixtures	$2,500	$2,500

Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and nine months ended December March 31, 2015 and 2014.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	June 30, 2014
	(Unaudited)

Suppliers	$4,973	$2,106
Professional fees	8,965	30,000
Credit card purchases	6,293	6,293
Rent	4,482	-
Other	1,130	1,507

	$25,843	$39,906

6.

COMMITMENT

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires August 30, 2024.  Future minimum rental payments under the lease subsequent to June 30, 2014 are as follows:

Year Ending June 30,

2015	$10,482
2016	42,976
2017	44,265
2018	45,593
2019	46,961
Thereafter	265,921

$456,198

Total rent expense charged to operations was $10,482 and $10,178 for the three months ended March 31, 2015 and 2014, respectively, and $31,392 and $30,532 for the nine months ended March 31, 2015 and 2014, respectively.

7.

EQUITY

On August 5, 2014, the prior stockholder (the “Seller”) of the Company entered into an Agreement with an outside individual (the “Buyer”) pursuant to which the Seller agreed to convey and transfer to the Buyer all of the Company’s outstanding common stock.  The purchase price was $105,000.

On September 22, 2014, the Company filed the amendment to the Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, the par of each share to $0.00001.  The Company has issued 80,000,000 shares at $0.001 per share on

September 30, 2014, and 1,500,000 shares at $0.001 per share in October 14, 2014.

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the registration and resale of 1,500,000 shares at $0.10 per share. The proceeds from the sale of these shares will go to the selling shareholders. The Company will receive no proceeds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

 Overview

The Company was formed under the name of ‘Little Neck Health Connection Inc” in the state of New York on January 2, 2002. The Company is operating a retail store, located in Little Neck, New York, selling dietary supplement products such as vitamins, minerals, calcium, fibers, and proteins, etc.

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on March 31, 2015 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

The Company filed a registration statement on form S-1 with the Securities and Exchange Commission for the registration and resale of 1,500,000 shares at $0.10 per share. The proceeds from the sale of these shares will go to the selling shareholders. The Company will receive no proceeds.

Plan of Operation

The Company plans to open more retail stores in the Borough of Queens, New York City, New York. The new stores will be selling the same dietary supplement products that the current store is selling, including vitamins, minerals, and proteins. In order to open new stores, the Company needs to find new locations appropriate for dietary supplement stores, negotiate leases with the potential landlords, hire additional managers to operate the new stores, and purchase more merchandise for the new stores’ inventory. So far the Company is still searching for a suitable new location. The Company has not been able to develop a time frame on when it will find the suitable new location. Besides, the Company has not made any plan to raise the funds necessary to expand the operations. Therefore, there is the possibility that the Company may not be able to open any new stores or at all if the Company cannot find the suitable new locations and cannot raise the necessary funds for the business expansion.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily derived from the sales of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonable assured.

Income Taxes

The Company’s stockholder has elected to be taxed as an S Corporation under the applicable provisions of the Internal Revenue Code, wherein the Company’s income is taxed directly to the stockholder. Thus, there is no provision or liability for Federal or state income taxes reflected in the accompanying financial statements. The Company’s 2014, 2013 and 2012 tax years are open and subject to examination by the taxing authorities.

The Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”) 740-10-25, “Accounting for Uncertainty in Income Taxes.” Under FASB ASC 740-10-25, an organization must recognize the tax benefits associated with tax positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company does not believe there are any material uncertain tax positions and, accordingly, it did not recognize any liability for unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three and nine months ended March 31, 2015 and 2014.

Results of Operations

Results of Operations for the Three and Nine Months Ended March 31, 2015 and 2014

The following table sets forth information from our unaudited statements of operations for the three and nine months ended March 31, 2014 and 2013:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014

Revenues	$23,559	$33,405	$73,648	$112,380
Cost of revenues	16,135	18,595	44,019	51,604
Gross profit	7,424	14,810	29,629	60,776

Operating expenses:
Selling, General and administrative expenses	39,197	22,238	138,460	71,270

Total operating expenses	39,197	22,238	138,460	71,270
Net (loss)	$(31,773)	$(7,428)	$(108,831)	$(10,494)

Revenues

During the three months ended March 31, 2015 we generated $23,559 of revenues, compared to revenues of $33,405 during the three months ended March 31, 2014, a decrease of $9,846. Such decrease was mainly due to the decrease in sales of our products. During the nine months ended March 31, 2015 we generated $73,648 of revenues, compared to revenues of $112,380 during the nine months ended March 31, 2014, a decrease of $38,732. Such decrease was mainly due to the decrease in sales of our products.

Cost of Revenues

Our cost of revenues during the three months ended March 31, 2015 was $16,135, a decrease of $2,460, as compared to $18,595 for the three months ended March 31, 2014. The decrease is due to the decrease in the volume of products sold in the three months ended March 31, 2015.

Our cost of revenues during the nine months ended March 31, 2015 was $44,019, a decrease of $7,585, as compared to $ 51,604 for the nine months ended March 31, 2014. The decrease is due to the decrease in the volumes of products sold in the nine months ended March 31, 2015.

Gross Profit

As a result of the foregoing, our gross profit decreased by $7,386 from $ 14,810 for the three months ended March 31, 2014 to $7,424 for the three months ended March 31, 2015. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products. Our gross profit percentage decreased by 28.9% from 44.3% for the three months ended March 31, 2014 to 31.5% for the three months ended March 31, 2015. The decrease in gross profit percentage is mainly due to the increasing wholesale price.

As a result of the foregoing, our gross profit decreased by $31,147 from $ 60,776 for the nine months ended March 31, 2014 to $ 29,629 for the nine months ended March 31, 2015. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products.  Our gross profit percentage decreased by 26.0% from 54.1% for the nine months ended March 31, 2014 to 40.0% for the nine months ended March 31, 2015. The decrease in gross profit percentage is mainly due to increasing wholesale prices.

Selling, General and Administrative Expenses

During the three months ended March 31, 2015 our total selling, general and administrative expenses were $ 39,197, an increase of $16,959, as compared to $22,238 for the three months ended March 31, 2014. The increase of selling, general and administrative expenses is due to the increase in professional services for audi and consulting fees incurred in the three months ended March 31, 2015.

During the nine months ended March 31, 2015, our total selling, general and administrative expenses were $138,460, an increase of $67,190, as compared to $ 71,270 for the nine months ended March 31, 2014. The increase of selling, general and administrative expenses is due to the increase in professional fees for audit and consulting fees incurred in the nine months ended March 31, 2015.

Net Loss

We had a net loss of $31,773 for the three months ended March 31, 2015, compared to a net loss of $7,428 for the three months ended March 31, 2014, an increase in net loss of $24,345.  The increase in net loss is due to the decrease in our gross profit and the increase of our operating expenses.

We had a net loss of $108,831for the nine months ended March 31, 2015, compared to a net loss of $ 10,494 for the nine months ended March 31, 2014, an increase in net loss of $98,337. The increase in net loss is due to the decrease in our gross profit and the increase of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash (used in ) operating activities	$(153,513)	$(20,056)

Net cash provided by financing activities	179,371	19,106

Net change in cash	25,858	(950)
Cash, beginning	3,561	1,314

Cash, end	$29,419	$364

As of March 31, 2015 we had cash of $29,419 in our bank accounts.

During the nine months ended March 31, 2015, we used net cash of $153,513 in operating activities, compared to the net cash of $20,056 used in operating activities during the nine months ended March 31, 2014. The increase in net cash used in the operating activities $141,325 was mainly due to the increase in our operating expenses.

During the nine months ended March 31, 2015, we received net cash of $179,371 in financing activities, as compared to net cash received of $19,106 in financing activities during the nine months ended March 31, 2014. The increase was mainly due to the cash that we received from the sales of our common shares and the additional capital contribution we received from our sole director and officer Mr. Jiayue Zhang.

Our net cash increased by $25,858 during the nine months ended March 31, 2015, compared to net cash decrease of $950 during the nine months ended March 31, 2014. The increase in cash during the nine months ended March 31, 2015 was primarily due to increases in the cash that we received from the sales of our common shares and the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the nine months ended March 31, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective based on those criteria and due to the deficiency described below.

During the three months ended March 31, 2015, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, and affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, we issued 80,000,000 shares of common stock to several individuals and entities, including 41,619,600 shares to Jiayue Zhang, our president, CEO and CFO for a total of $80,000 ($0.001 per share). The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

On October 14, 2014, we issued 1,500,000 shares of common stock to 28 individuals, for a total of $ 1,500 ($ 0.001 per share). The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

May 15, 2015	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)