Form 10-K
period 2015-06-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2015-10-09
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates shares of common stock as December 31, 2014 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 as on December 31, 2014 there was no market price for the shares of the common stock of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 8, 2015, 2015, there are 81,500,200 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. [Removed and Reserved]
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountants Fees and Services
Item 15. Exhibits, Financial Statement Schedules

PART I

Item 1.  Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company”  only refer to Taxus Pharmaceuticals Holdings, Inc., a New York corporation, incorporated on January 02, 2002. Taxus Pharmaceuticals Holdings, Inc.’s former name is Little Neck Health Connection Inc and we still carry out business as “Little Neck Health Connection Inc”.

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

Products and Services

We are a retail store that sells dietary supplement products such as vitamins, minerals, calcium, fibers, and proteins, etc. Our sales revenue is $101,125 for the year ended June 30, 2015 and $146,776 for the year ended June 30, 2014.

Customers and Sales

As a retail store, our customers are the individual shoppers. We don’t rely on any particular customer. We do not derive any sales from mail order and internet sales.

Suppliers

Our main suppliers are dietary supplement products wholesalers. There is not any material supplier other than dietary supplement products wholesalers.

We purchase merchandise from a number of wholesalers. We do not rely on any particular supplier.

Our Competitors

The dietary supplements retail market in the U.S is highly competitive and fragmented. As a small retail store, our market share is very small and insignificant. There are thousands of stores national wide that are much larger than us.

According to our own internal research, the dietary supplement industry is very competitive and highly fragmented. Our Company will need to compete against many other companies. Bigger companies and established companies with more recognition in the market  have more funds to invest for promotion and marketing. These competitors may be able to attract and retain a larger number of talents, which would negatively affect our business. Included in the dietary supplements retail industry in the United States are drugstores, specialty retailers, multi-level marketing companies, supermarkets, on-line entities, mass merchandisers, and a variety of other smaller participants. We compete for sales with all these participants. We compete for customers and revenue primarily on the basis of store location, merchandise selection, and services. We believe that the continued consolidation of the drugstore industry and continued new store openings by chain store operators will further increase competitive pressures in the industry. In addition, some of our larger competitors may enjoy competitive advantages, such as greater financial and other resources; larger variety of products; more extensive and advanced supply chain management systems; greater pricing flexibility; larger economies of scale and purchasing power; more extensive advertising and marketing efforts; greater knowledge of local market conditions; stronger brand recognition; and larger sales and distribution networks. As a result, we may be unable to offer products more desirable than those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer larger discounts on competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

Research and Development

We did not incur any research and development cost for the years ended June 30, 2015 and 2014.

Intellectual Property

None.

Employees

Currently we have not hired a full time employee to serve as store manager. We are still searching for the candidates to fill such position. On August 10, 2014, we entered into a consultant agreement with Kathy Chow to hire Ms. Chow to serve as a full time store manager. Ms. Chow agreed to provide the services as store manager on an independent contractor basis for 12 months from August 10, 2014 to  August 10, 2015 and renewable on a month to month basis till we hire a full time employee to serve as store manager. Ms. Chow is paid $5,000 per month. . The scope of services she provides includes: participate in learning and development activities (product education) in order to provide optimal customer service; maintain a professional and courteous relationship with customers; create a positive work environment; understand, support and achieve established sales goals and objectives; perform regular maintenance; clean shelves, backrooms, windows and floors; assist in unloading stock, stocking shelves, checking products against invoices, sorting and distributing stock, pricing merchandise, cleaning fixtures and displaying products; perform category maintenance by rotating products; identify damaged and expired products; operate the cash register and execute customer transactions efficiently; responsible for all register functions and adheres to and follows up on the bank deposit process.

Although Ms. Chow is a not an employee, she provides the services similar to employee. Therefore, she contributes significantly to our business operations.  However, since our agreement with Ms. Chow is an independent contractor agreement and is on temporary basis. The agreement expires on September 1, 2015 and is renewable on month to month basis afterwards. If we are unable to hire a full time store manager and Ms. Chow leaves us, we might not be able to continue our business operation.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease an approximately 1,200 square-foot retail store, which includes our warehouse and office in Little Neck, New York. The store lease was originally dated in 2004 and we renewed the lease in August 2014 for another term of ten years until July 31, 2024.

For the years ended June 30, 2015 and 2014, we paid $41,041 and $40,709 in rent, respectively. According to the arrangement under the lease agreement, the rent increases 3% each year. We are responsible for all utilities including electricity, gas, water, telephone and water. We are also responsible for the maintenance, repair of the sidewalk in front of the demised premises.

Real Estate

Other than the leased store space as described above under “Leased Properties”, we do not have any real estate.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on OTCQB under the trading symbol “TXSP”.   We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed nor traded on the floor of an organized national or regional stock exchange.  Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers.  OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The range of high and low bid quotations by quarters from July 1, 2013 through June 30, 2015 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2015 to 06/30/2015	$ 0	$ 0
01/01/2015 to 03/31/2015	$ 0	$ 0
10/01/2014 to 12/31/2014	$ 0	$ 0
07/01/2014 to 09/30/2014	$ 0	$ 0
04/01/2014 to 06/30/2014	$ 0	$ 0
01/01/2014 to 03/31/2014	$ 0	$ 0
10/01/2013 to 12/31/2013	$ 0	$ 0
07/01/2013 to 09/30/2013	$ 0	$ 0

Holders

As of October 8, 2015, 2015 there were 39 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2015 and as of October 8, 2015, 2015 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities which have not been previously disclosed.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report.  The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.  All references to currency in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are to U.S. dollars, unless otherwise noted.

The Company was formed under the name of ‘Little Neck Health Connection, Inc.” in the state of New York on January 2, 2002. The Company is operating a retail store, located in Little Neck, New York, selling dietary supplement products such as vitamins, minerals, calcium, fibers, and proteins, etc.

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company has sold 80,000,000 shares at $0.001 per share on September 30, 2014 and 1,500,000 shares at $0.001 per share on October 14, 2014.

The Company filed a registration statement on form S-1 with the Securities and Exchange Commission for the registration and resale of 1,500,000 shares at $0.10 per share. The proceeds from the sale of these shares will go to the selling shareholders. The Company will receive no proceeds.

Critical Accounting Policies and Estimates

Our audited financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required. There were no inventory markdowns for the years ended June 30, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment was depreciated over their estimated useful lives. Depreciation was computed on the straight-line method for both financial reporting and income tax purposes. The estimated useful life for furniture and fixtures was three years. All assets were fully depreciated as of June 30, 2015 and 2014.

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2015 and 2014:

	2015	2014

Revenues	$101,125	$146,776
Cost of revenues	72,232	99,086

Gross profit	28,893	47,690

Operating expenses:
Selling and G&A expenses	255,804	106,836

Net (loss)	$(226,911)	$(59,146)

(Loss) per common share, basic and diluted	$(0.00)	$(295.73)

Weighted average shares outstanding, Basic and diluted	60,900,200	200

Revenues

During the year ended June 30, 2015 we generated $101,125 of revenues, compared to revenues of $146,776 during the year ended June 30, 2014, a decrease of $45,651. Such decrease was mainly due to the decrease in sales of dietary supplement products.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2015 was $72,232, a decrease of $26,854, as compared to $99,086 for the year ended June 30, 2014. The decrease is due to the decrease in the volumes of products sold in the current fiscal year.

Gross Profit

Our gross profit decreased by $18,797 to $28,893 for the year ended June 30, 2015 from $47,690 for the year ended June 30, 2015. The decrease in gross profit is mainly due to the increasing wholesale price and the retail price has not been increasing as fast as the wholesale price.

Operating Expenses

During the year ended June 30, 2015 our total operating expenses were $255,804, an increase of $148,968, as compared to $106,836 for the year ended June 30, 2014.  The increase of selling, general and administrative expenses is due to the increase in professional fees for audit and consulting fees incurred in current fiscal year.

Net Loss

We had a net loss of $226,911 for the year ended June 30, 2015, compared to a net loss of $59,146 for the year ended June 30, 2014, an increase in net loss of $167,765. The increase in net loss is due to the decrease in our gross profit and the increase in our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year ended June 30, 2015	For the Year ended June 30, 2014
Net cash (used in) provided by operating activities	$(250,793)	$(22,852)
Net cash provided by financing activities	261,005	25,099
Net change in cash	10,212	2,247
Cash, beginning of the year	3,561	1,314
Cash, end of the year	$13,773	$3,561

We had $13,773 in cash, current assets of $52,302, current liabilities of $40,688 as of June 30, 2015. We had $3,561 in cash, current assets of $24,414, current liabilities of $39,906 as of June 30, 2014.

During the year ended June 30, 2015 we used net cash of $250,793 in operating activities, an increase of $227,941 as compared to net cash used of $22,852 in operating activities during the year ended June 30, 2014. The increase in net cash used in the operating activities was mainly due to the increase in our operating expenses.

During the year ended June 30, 2015 we received net cash of $261,005 in financing activities, as compared to net cash received of $25,099 in financing activities during the year ended June 30, 2014, an increase of $235,906 was mainly due to the cash that we received from the sales of our common shares and cash contribution from our sole director and officer Mr. Jiayue Zhang.

Our net cash increased by $10,212 during the year ended June 30, 2015, compared to net cash increase of $2,247 during the year ended June 30, 2014. The increase in cash was mainly due to the cash that we received from the sales of our common shares and additional capital contributions from our sole director and officer Mr. Jiayue Zhang.

The Company estimates the need for approximately $200,000 of additional funding during the next 12 months to expand its operations as planned. We plan to raise additional funds through equity financing from a major shareholder but there is no assurance that we will be successful in completing any such financings. If no additional financing is raised, we plan to obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Changes in Stockholder’s Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

Taxus Pharmaceuticals Holdings, Inc.

We have audited the accompanying balance sheets of Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2015.  Taxus Pharmaceuticals Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taxus Pharmaceuticals Holdings, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended June 30, 2015 and 2014 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 8 to the financial statements, the Company has no significant operations or assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP

Flushing, New York

October 8, 2015

TAXUS PHARMACEUTICALS HOLDINGS, INC.

(FORMERLY “LITTLE NECK HEALTH CONNECTION, INC.”)

BALANCE SHEETS (IN U.S. $)

JUNE 30, 2015 AND 2014

ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$13,773	$3,561
Inventory	38,529	20,853

Total current assets	52,302	24,414

Other assets:
Security deposit	10,488	3,500

TOTAL ASSETS	$62,790	$27,914

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$40,688	$39,906

Total current liabilities	40,688	39,906

Commitments

Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of June 30, 2015, and no par value, 200 shares authorized, issued and outstanding as of June 30, 2014, respectively	815	10,000
Additional paid-in capital	340,305	70,115
(Deficit)	(319,018)	(92,107)

Total stockholders’ equity (deficit)	22,102	(11,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,790	$27,914

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

(FORMERLY “LITTLE NECK HEALTH CONNECTION, INC.”)

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Revenues	$101,125	$146,776
Cost of revenues	72,232	99,086

Gross profit	28,893	47,690

Operating expenses:
Selling and G&A expenses	255,804	106,836

Net (loss)	$(226,911)	$(59,146)

(Loss) per common share, basic and diluted	$(0.00)	$(295.73)

Weighted average shares outstanding, Basic and diluted	60,900,200	200

See accompanying notes to financial statements.

3

TAXUS PHARMACEUTICALS HOLDINGS, INC.

(FORMERLY “LITTLE NECK HEALTH CONNECTION, INC.”)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) (IN U.S. $)

FOR THE YEARS ENDED JUNR 30, 2015 AND 2014

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2013	200	$10,000	$45,016	$(32,961)	$22,055
Capital contribution	-	-	25,099	-	25,099
Net (loss)	-	-	-	(59,146)	(59,146)

Balance, June 30, 2014	200	10,000	70,115	(92,107)	(11,992)
Change in par value	-	(10,000)	10,000	-	-
Sale of common stock	81,500,000	815	80,685	-	81,500
Capital contribution	-	-	179,505	-	179,505
Net (loss)	-	-	-	(226,911)	(226,911)

Balance, June 30, 2015	81,500,200	$815	$340,305	$(319,018)	$22,102

See accompanying notes to financial statements.

4

TAXUS PHARMACEUTICALS HOLDINGS, INC.

(FORMERLY “LITTLE NECK HEALTH CONNECTION, INC.”)

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net (loss)	$(226,911)	$(59,146)
Change in operating assets and liabilities:
(Increase) decrease in inventory	(17,676)	18,960
(Increase) in security deposit	(6,988)	-
Increase in accounts payable and accrued expenses	782	17,334

Net cash (used in) operating activities	(250,793)	(22,852)

Cash flows from financing activities:
Sale of common stock	81,500	-
Capital contribution from stockholder	179,505	25,099

Net cash provided by financing activities	261,005	25,099

Net change in cash	10,212	2,247
Cash, beginning of the year	3,561	1,314

Cash, end of the year	$13,773	$3,561

Supplemental disclosure of cash flow information

Cash paid during the year for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

5

TAXUS PHARMACEUTICALS HOLDINGS, INC.

(FORMERLY “LITTLE NECK HEALTH CONNECTION, INC.”)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

1.

ORGANIZATION

Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) is a New York Corporation organized on January 2, 2002.  The Company is a specialty retailer, located in Little Neck, New York, selling vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting.

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) covers up to $250,000 per bank for substantially all depository accounts.  At June 30, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants.  During the years ended June 30, 2015 and 2014, there were no common stock equivalents outstanding.

6

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of June 30, 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2015.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

7

2.

ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates the first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required.  There were no inventory markdowns for the years ended June 30, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of June 30, 2015 and 2014.

8

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective, after the recent FASB deferral, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

4.   PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	June 30, 2015	June 30, 2014

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the years ended June 30, 2015 and 2014.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	June 30, 2014

Suppliers	$-	$2,106
Professional fees	33,000	30,000
Credit card purchases	-	6,293
Rent	6,988	-
Other	700	1,507

	$40,688	$39,906

6.    COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease are as follows:

Year Ending June 30,

2016		42,976
2017		44,265
2018		45,593
2019		46,961
Thereafter		265,921

	$	$ 445,716

Total rent expense charged to operations was $41,724 and $40,709 for the years ended June 30, 2015 and 2014, respectively.

7.    INCOME TAX

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2015	2014

Current	$-	$-
Deferred	(88,472)	-
Change in valuation allowance	88,472	-

Income tax provision (benefit)	$-	$-

7.    INCOME TAX (continued)

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2015	2014

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2015	June 30, 2014

Net operating loss carryforwards	$210,648	$-
Valuation allowance	(210,648)	-

Net deferred tax assets	$-	$-

At June 30, 2015, the Company had approximately $211,000 of federal net operating losses that may be available to offset future taxable income.  The net operating loss carry over, if not utilized, will expire beginning in 2035.  The amount and availability of future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to its continuing operating losses and has therefore established a full valuation allowance.

The tax years ended June 30, 2014, 2013 and 2012 remain open to examination by the IRS.

8.   GOING CONCERN

The Company has incurred net losses of approximately $226,911 and $59,146 during the years ended June 30, 2015 and 2014, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional equity financing from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the next 12 months, the Company:

(1)

 Is planning to raise additional funds through equity financing from a major shareholder.

(2)

 Plans to renovate the store space to enhance its appearance and attractiveness to customers.

(3)  Is looking to hire a professional store manager to improve store operations.

(4)

 Plans to obtain market research to improve product offerings that meet consumer demand.

(5)  Plans to create a marketing program to drive and increase traffic to the store.

9.    EQUITY

On August 5, 2014, the sole stockholder (the “Seller”) of the Company entered into an Agreement with the outside individual (the “Buyer”) pursuant to which he sold to the Buyer all of the Company’s outstanding common stock.  The purchase price was $105,000.

9.    EQUITY (continued)

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, with par value $0.00001 per share.  The Company has issued 80,000,000 shares at $0.001 per share on September 30, 2014, and issued 1,500,000 shares at $0.001 per share in October 2014.

10.  SUBSEQUENT EVENTS

On September 10, 2015, Mr. Jiayue Zhang, the sole officer and director and the largest shareholder of Taxus Pharmaceuticals Holdings Inc, a New York corporation (“Company”), transferred his 41,619,800 shares of common stock of the Company which represents 51.07% of the total issued and outstanding shares of the Company, to Shanxi Taxus Pharmaceuticals Co., Ltd, a Chinese limited liability company (“Shanxi Taxus”). Mr. Jiayue Zhang is also the general manager, director and controlling equity owner of Shanxi Taxus. Therefore, upon the completion of the share transfer, Mr. Zhang is still the beneficial owner of the 41,619,800 shares of common stock of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2015.

Item 9A.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our sole director and officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective based on those criteria and due to the deficiency described below.

The material weaknesses in our disclosure control procedures are as follows: lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following: Establishing a formal review process of significant accounting transactions that includes participation of the our Chief Executive Officer and Chief Financial Officer and the Company’s corporate legal counsel

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of June 30, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the annual period covered by this report, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our sole director and executive officer of the Company.

Name	Age	Title	Address
Jiayue Zhang	57	President, Board Director, CEO, CFO	245-16 Horace Harding Expressway, Little Neck, NY 11362

Jiayue Zhang, age 57, graduated from Shanxi Province Chinese Herbs and Medicine School in 1985. From February 1975 to December 1976, he worked in Shanxi Yuci Steel Plant as an assistant general manager in charge of the plant’s administrative affairs; from January 1977 to December 1979, he served as officer in the People’s Liberation Army of China; from January 1980 to July 1982, he served a deputy general manager in sales & marketing at Shanxi Province Medicine and Pharmaceutical Company, Yuci Branch; from August 1982 to August 1985, he served as administrative staff in charge of general administrations at Shanxi Chinese Medicine School; from September 1985 to April 1992, he served as the Director of Operation at Yuci Pharmaceutical Plant; from May 1992 to July 1993, he served as the Managing Director of Shanxi Medicine and Pharmaceutical Institute Research Pharmaceutical Plant; from August 1993 to July 2000, he served as Chairman of Board and General Manager of Shanxi Zanhua Pharmaceutical Company; from August 2000 to present, he served as the chairman of board of Shanxi Hongshan Pharmaceuticals Co., Ltd.  Mr. Zhang has over 32 years’ management, sale and marketing experience in China’s pharmaceutical industry.

Currently we do not have any employment agreement with Mr. Jiayue Zhang.

Currently we hired Kathy Chow, a full time consultant on an independent contract basis, to manage the store.

Kathy Chow, age 44. In the past five years, from January 2009 to June 2012, she worked at JP Morgan Chase’s branch office in Brooklyn, New York as a business associate who handled office secretarial work, drafted business documents and communicated with customers. From July 2012 to August 2014, she worked at a deli cafe in Queens, New York, as a store manager and was in charge of the daily operations of the store and maintained customer relationship.

Involvement in Certain Legal Proceedings

To the knowledge of us, no executive officer or director has been involved in the last ten years in any of the following:

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings; Board Committees and Director Independence

The board of directors held no formal meetings during the most recently completed fiscal year.  All proceedings of the board of directors were conducted by resolutions consented to in writing by the majority of the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the majority of the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

As of this date, Company’s board of directors has not appointed a nominating committee, audit committee or compensation committee, or committees performing similar functions nor does it have a written nominating, compensation or audit committee charter.  The board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the board of directors.  Further, Company is not required to have an audit, compensation or nominating committee.  Accordingly, Company does not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act.  The functions ordinarily handled by these committees are currently handled by the entire board of directors.  The board of directors intends, however, to review the governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of Company’s business.

We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include “independent” directors.

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors.   We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees.  Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

We intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by a U.S. national securities exchange.  Therefore, we intend that a majority of our directors eventually will be independent directors and at least one of our new independent directors will qualify as an “audit committee financial expert.”  Additionally, we will adopt charters relative to each such committee.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Prospectus.  We do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Currently we do not have any director who is considered “independent” as the term is used in Item 407(a) of Regulation S-K promulgated under the Securities Act.  We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include “independent” directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended June 30, 2015 and 2014. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position		Year	Salary	Bonus	Option Awards	Total
			(In USD)			(In USD)
Jiayue Zhang	President, Board Director, CEO, CFO	2015 2014	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

None

Stock Option and Awards Plan

None

Director Compensation

 We do not pay director compensation for services as director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of Company common shares owned beneficially by: each person known or believed by us to own, directly or beneficially, more than 5% of our common stock, our director, and all of our officer and director as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.

Name and Address of Beneficial Owners (a)			Amount and Nature of	Percent of Class (b)
			Beneficial Ownership
Director and Executive Officer
Name	Title	Address

Jiayue Zhang (c)	President, Board Director, CEO, CFO	245-16 Horace Harding Expressway, Little Neck, NY 11362	41,619,800	51.07%
Officer and Director as a group			41,619,800	51.07%

Greater Than 5% Shareholders		Address

Jiayue Zhang (c)		245-16 Horace Harding Expressway, Little Neck, NY 11362	41,619,800	51.07%
Shanxi Taxus Pharmaceuticals Co., Ltd (c)		12th Floor, Room 1202， Jinshang International Golden Tower Yuci District, Jinzhong City Shanxi Province, China 030600	41,619,800	51.07%

(a)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(b)

Calculated based on 81,500,200 Shares of Common Stock issued and outstanding as of October 8, 2015, 2015. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(c)

On September 10, 2015, Mr. Jiayue Zhang, the sole officer and director and the largest shareholder, transfered all his 41,619,800 shares of common stock of the Company, which represents 51.07% of the total issued and outstanding shares of the Company, to Shanxi Taxus Pharmaceuticals Co., Ltd, a Chinese limited liability company (“Shanxi Taxus”). Mr. Jiayue Zhang is also the general manager, director and controlling equity owner of Shanxi Taxus. Therefore upon the completion of the share transfer, Mr. Jiayue Zhang is still the beneficial owner ofthe 41,619,800 shares of common stock of the Company.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence

Currently, our primary source of outside funding is the support from our officer and shareholder Jiayue Zhang. Jiayue Zhang has entered into an agreement on September 1, 2014, in which he agreed to provide funds to support the Company’s operations for the next two years from September 1, 2014 to September 1, 2016.

Review, Approval or Ratification of Transactions with Related Parties

We did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described.  We believe that all transactions with related parties were on terms no less favorable than could have been obtained from third parties.

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2015 and for fiscal year ended June 30, 2014 for professional services rendered by Wei, Wei & Co., LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2015	2014
Audit Fees	$34,000	$30,000
Audit Related Fees	46	-
Tax Fees	-	-
All Other Fees	-	-
Total	$34,046	$30,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation and Amendments*
3.2	Bylaws*
5.1	Legal Opinion by Bernard & Yam, LLP
23.1	Auditor Consent by Wei, Wei & Co, LLP
10.1	Lease Agreement**
10.2	Consulting Agreement with Kathy Chow**
10.3	Agreement with Mr. Jiayue Zhang regarding continuing support**
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*Incorporated by reference to the Form S-1 Registration Statement filed on November 26, 2014.

**Incorporated by reference to the Amendment No.2 to the Form S-1 Registration Statement filed on January 30, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

October 8, 2015	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)