Form 10-Q
period 2015-09-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2015-11-17
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended

September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 11, 2015, there are 81,500,200 shares of common stock issued and outstanding.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	September 30, 2015	June 30, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$58,079	$ 13,773
Inventory	35,950	38,529

Total current assets	94,029	52,302

Other assets:
Security deposit	10,488	10,488

TOTAL ASSETS	$ 104,517	$ 62,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,275	$ 40,688

Total current liabilities	15,275	40,688

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of September 30, 2015 and June 30, 2015	815	815
Additional paid-in capital	470,305	340,305
Deficit	(381,878)	(319,018)

Total stockholders’ equity	89,242	22,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,517	$ 62,790

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		Three Months Ended September 30,
	2015	2014

Revenues	$ 18,275	$ 21,223
Cost of revenues	12,792	13,002

Gross profit	5,483	8,221

Operating expenses:
Selling and G&A expenses	68,343	24,484

Net (loss)	$ (62,860)	$ (16,263)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.02)

Weighted average shares outstanding, Basic and diluted	81,500,200	869,765

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2015	81,500,200	$815	$340,305	$(319,018)	$22,102
Capital contribution	-	-	130,000	-	130,000
Net (loss)		-	-	(62,860)	(62,860)

Balance, September 30, 2015 - Unaudited	81,500,200	$815	$470,305	$(381,878)	$89,242

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$ (62,860)	$ (16,263)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	2,579	(7,860)
(Increase) in security deposit	-	(6,988)
(Decrease) in accounts payable and accrued expenses	(25,413)	(4,043)

Net cash (used in) operating activities	(85,694)	(35,154)

Cash flows from financing activities:
Sale of common stock	-	80,000
Capital contribution from shareholder	130,000	8,464

Net cash provided by financing activities	130,000	88,464

Net change in cash	44,306	53,310
Cash, beginning of the period	13,773	3,561

Cash, end of the period	$58,079	$56,871

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

1.

ORGANIZATION

Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) is a New York Corporation organized on January 2, 2002.  The Company is a specialty retailer, located in Little Neck, New York, selling vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.

On August 5, 2014, the sole stockholder (the “Seller”) of the Company entered into an Agreement with an outside individual (the “Buyer”) pursuant to which he sold all of the Company’s outstanding common stock.  The purchase price was $105,000.

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, with par value $0.00001 per share.  The Company has issued 80,000,000 shares at $0.001 per share on September 30, 2014, and issued 1,500,000 shares at $0.001 per share in October 2014.

On September 10, 2015, Mr. Jiayue Zhang, the sole officer and director and the largest shareholder of the Company, transferred his 41,619,800 shares of common stock of the Company which represents 51.07% of the total issued and outstanding shares of the Company, to Shanxi Taxus Pharmaceuticals Co., Ltd, a Chinese limited liability company (“Shanxi Taxus”). Mr. Jiayue Zhang is also the general manager, director and controlling equity owner of Shanxi Taxus. Therefore, upon the completion of the share transfer, Mr. Zhang is still the beneficial owner of the 41,619,800 shares of common stock of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting.

The unaudited interim consolidated financial statements of the Company as of September 30, 2015 and for the three months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

results for the periods presented.  The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-k filed with the SEC.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues are primarily derived from the sales of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery of products has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At September 30, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net income  (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations. There were no dilutive shares outstanding during the three months ended September 30, 2015 and 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of September 30, 2015 and June 30, 2015. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2015.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  The carrying value of non-derivative financial instruments including cash, and accounts payable and accrued expenses approximated their fair values due to their short term nature.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the three months ended September 30, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of September 30, 2015 and 2014.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective, after the recent FASB deferral ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  Early adoption is not permitted.  Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	September 30, 2015	June 30, 2015
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three months ended September 30, 2015 and 2014.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	June 30, 2015
	(Unaudited)

Professional fees	$12,000	$33,000
Rent	2,575	6,988
Other	700	700

	$15,275	$40,688

6.

COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease subsequent to September 30, 2015 are as follows:

Year Ending June 30,

2016	$32,389
2017	44,265
2018	45,593
2019	46,961
Thereafter	265,921

$435,129

Total rent expense charged to operations was $10,587 and $12,088 for the three months ended September 30, 2015 and 2014, respectively.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended September 30:

	2015	2014

Current	$-	$-
Deferred	(26,401)	(6,830)
Change in valuation allowance	26,401	6,830

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended September 30:

	2015	2014

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2015	June 30, 2015
	(Unaudited)

Deferred tax assets	$114,873	$88,472
Valuation allowance	(114,873)	(88,472)

Net deferred tax assets	$-	$-

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

7.

INCOME TAXES (continued)

At September 30, 2015, the Company had approximately $274,000 of Federal net operating losses that may be available to offset future taxable income.  The net operating loss carry over, if not utilized, will expire beginning in 2035.  The amount and availability of future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established. Management believes that it is more likely than not that future benefits of the deferred tax asset will not be realized principally due to its continuing operating losses and has therefore established a full valuation allowance.

8.   GOING CONCERN

The Company continues to incur net losses from its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional capital contributions from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the next 12 months, the Company plans to:

(1) Raise additional funds through equity financing.

(2) Renovate the store space to enhance its appearance and attractiveness to customers.

(3)  Hire a professional store manager to improve store operations.

(4) Obtain market research to improve product offerings that meet consumer demand.

(5) Create a marketing program to drive and increase traffic to the store.

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

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on September 30, 2015 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

The Company filed a registration statement on form S-1 with the Securities and Exchange Commission for the registration and resale of 1,500,000 shares at $0.10 per share. The proceeds from the sale of these shares will go to the selling shareholders. The Company will receive no proceeds.

Plan of Operation

The Company plans to open more retail stores in the Borough of Queens, New York City, New York. The new stores will be selling the same dietary supplement products that the current store is selling, including vitamins, minerals, and proteins. In order to open new stores, the Company needs to find new locations appropriate for dietary supplement stores, negotiate leases with the potential landlords, hire additional managers to operate the new stores, and purchase more merchandise for the new stores’ inventory. So far the Company is still searching for suitable new locations. The Company has not been able to develop a time frame on when it will find the suitable new locations. Besides, the Company has not made any plan to raise the funds necessary to expand the operations. Therefore, there is the possibility that the Company may not be able to open any new stores at all if the Company cannot find the suitable new locations and cannot raise the necessary funds for the business expansion.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three months ended September 30, 2015 and 2014.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table sets forth information from our unaudited statements of operations for the three months ended September 30, 2015 and 2014:

		Three Months Ended September 30,
	2015	2014

Revenues	$ 18,275	$ 21,223
Cost of revenues	12,792	13,002

Gross profit	5,483	8,221

Operating expenses:
Selling and G&A expenses	68,343	24,484

Net (loss)	$ (62,860)	$ (16,263)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.02)

Weighted average shares outstanding, Basic and diluted	81,500,200	869,765

Revenues

During the three months ended September 30, 2015 we generated $18,275 of revenues, compared to revenues of $21,223 during the three months ended September 30, 2014, a decrease of $2948. Such decrease was mainly due to the decrease in sales of our products.  The sales decrease is due to the fact that the number of customers that visited our store declined because the neighboring gym does not attract as many members as before and the gym members constitute significant portion of our customers.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2015 was $12,792, a decrease of $210, as compared to $13,002 for the three months ended September 30, 2014. The decrease is due to the decrease in the volume of products sold in the three months ended September 30, 2015.

Gross Profit

As a result of the foregoing, our gross profit decreased by $2,738 from $8,221 for the three months ended September 30, 2014 to $5,483 for the three months ended September 30, 2015. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products. The gross profit margin also dropped because the increase of the purchase price of some products.

Selling, General and Administrative Expenses

During the three months ended September 30, 2015 our total selling, general and administrative expenses were $68,343, an increase of $43,859, as compared to $24,484 for the three months ended September 30, 2014. The increase of selling, general and administrative expenses is due to the increase in professional services for audit and consulting fees incurred in the three months ended September 30, 2015.

Net Loss

We had a net loss of $62,860 for the three months ended September 30, 2015, compared to a net loss of $16,263 for the three months ended September 30, 2014, an increase in net loss of $46,597.  The increase in net loss is due to the decrease in our gross profit and the increase of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net cash (used in) operating activities	(85,694)	(35,154)

Cash flows from financing activities:
Sale of common stock	-	80,000
Capital contribution from shareholder	130,000	8,464

Net cash provided by financing activities	130,000	88,464

Net change in cash	44,306	53,310
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$58,079	$56,871

As of September 30, 2015 we had cash of $58,079 in our bank accounts.

During the three months ended September 30, 2015, we used $85,694 in operating activities, compared to the $35,154 used in operating activities during the three months ended September 30, 2014. The increase in net cash used in the operating activities $50,540 was mainly due to the increase in our operating expenses.

During the three months ended September 30, 2015, we received $130,000 in financing activities, as compared to $88,464 in financing activities during the three months ended September 30, 2014. The increase was mainly due to the cash that we received from the sales of our common shares and the additional capital contribution we received from our sole director and officer Mr. Jiayue Zhang.

Our net cash increased by $44,306 during the three months ended September 30, 2015, compared to net cash increase of $53,310 during the three months ended September 30, 2014. The increase in cash during the three months ended September 30, 2015 was primarily due to the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the three months ended September 30, 2015. The increase in cash during the three months ended September 30, 2014 was primarily due to increases in the cash that we received from the sale of our common shares and the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the three months ended September 30, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency of our internal control over financial reporting. .

Changes in internal control over financial reporting

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

November 16, 2015	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)