Form 10-Q
period 2015-12-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2016-02-19
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended

December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of February 16, 2016, there are 81,500,200 shares of common stock issued and outstanding.

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	December 31, 2015	June 30, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$28,622	$ 13,773
Inventory	33,517	38,529

Total current assets	62,139	52,302

Other assets:
Security deposit	10,488	10,488

TOTAL ASSETS	$ 72,627	$ 62,790

LIABILITIES AND STOCKHOLDERS’ EQUITY （DEFICIT）

Current liabilities:
Accounts payable and accrued expenses	$8,071	$ 40,688

Total current liabilities	8,071	40,688

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of December 31, 2015 and June 30, 2015	815	815
Additional paid-in capital	480,305	340,305
(Deficit)	(416,564)	(319,018)

Total stockholders’ equity	64,556	22,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,627	$ 62,790

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues	$ 13,913	$ 28,867	$ 32,188	$ 50,090
Cost of revenues	9,182	14,882	21,974	27,884

Gross profit	4,731	13,985	10,214	22,206

Operating expenses:
Selling and G&A expenses	39,417	80,779	107,760	99,263

Net (loss)	$ (34,686)	$ (66,794)	$(97,546)	$(77,057)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,288,243	81,500,200	41,079,004

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2015	81,500,200	$815	$340,305	$(319,018)	$22,102
Capital contribution	-	-	140,000	-	140,000
Net (loss)	-	-	-	(97,546)	(97,546)
Balance, December 31, 2015 - Unaudited	81,500,200	$815	$480,305	$(416,564)	$64,556

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$ (97,546)	$ (77,057)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	5,012	(26,524)
(Increase) in security deposit	-	(6,988)
(Decrease) in accounts payable and accrued expenses	(32,617)	(17,861)

Net cash (used in) operating activities	(125,151)	(128,430)

Cash flows from financing activities:
Capital contribution from shareholder	140,000	157,239

Net cash provided by financing activities	140,000	157,239

Net change in cash	14,849	28,809
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$28,622	$32,370

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,500,000,000, with par value of $0.00001 per share.  The Company issued 80,000,000 shares at $0.001 per share on September 30, 2014, and issued 1,500,000 shares at $0.001 per share in October 2014.

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

The unaudited interim consolidated financial statements of the Company as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

results for the periods presented.  The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues are primarily derived from the retail sale of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery of products has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At December 31, 2015, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations. There were no dilutive shares outstanding during the three and six months ended December 31, 2015 and 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of December 31, 2015 and June 30, 2015. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

Fair Value

FASB ASC 820, Fair Value Measurements, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  The carrying value of non-derivative financial instruments including cash, inventory, and accounts payable and accrued expenses approximated their fair values due to their short term nature.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

2.

ACCOUNTING POLICIES (continued)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the three and six months ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of December 31, 2015 and June 30, 2015.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU addressed the simplification of the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting them in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. For public business entities, this standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those annual periods. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	December 31, 2015	June 30, 2015
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and six months ended December 31, 2015 and 2014.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
	(Unaudited)

Professional fees	$6,000	$33,000
Rent	1,371	6,988
Other	700	700

	$8,071	$40,688

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

6.

COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease subsequent to December 31, 2015 are as follows:

Year Ending June 30,

2016	$21,593
2017	44,265
2018	45,593
2019	46,961
Thereafter	265,921

$424,333

Total rent expense charged to operations was $10,796 and $13,044 for the three months ended December 31, 2015 and 2014, respectively. Total rent expense charged to operations was $21,383 and $20,910 for the six months ended December 31, 2015 and 2014, respectively.

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$ -	$ -	$ -
Deferred	(14,568)	(28,053)	(40,969)	(32,364)
Change in valuation allowance	14,568	28,053	40,969	32,364

Income tax provision (benefit)	$-	$ -	$ -	$ -

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

7.

INCOME TAXES (continued)

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2015	2014

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2015	June 30, 2015
	(Unaudited)

Deferred tax assets	$129,441	$88,472
Less: valuation allowance	(129,441)	(88,472)

Net deferred tax assets	$-	$-

At December 31, 2015, the Company had approximately $308,000 of Federal net operating carryforward losses that may be available to offset future taxable income.  The net operating loss carryforwards, if not utilized, will expire through 2035.  The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established. Management believes that it is more likely than not that future benefits of the deferred tax asset will not be realized principally due to its continuing operating losses and has therefore established a full valuation allowance.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

8.   GOING CONCERN

The Company continues to incur net losses from its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional capital contributions from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and to eventually generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

The Company plans to open more retail stores in the Borough of Queens, New York City, New York. The new stores will be selling the same dietary supplement products that the current store is selling, including vitamins, minerals, and proteins. In order to open new stores, the Company needs to find new locations appropriate for dietary supplement stores, negotiate leases with the potential landlords, hire additional managers to operate the new stores, and purchase more merchandise for the new stores’ inventory. So far the Company is still searching for a suitable new locations. The Company has not been able to develop a time frame on when it will find the suitable new locations. Besides, the Company has not made any plan to raise the funds necessary to expand the operations. Therefore, there is the possibility that the Company may not be able to open any new stores or at all if the Company cannot find the suitable new locations and cannot raise the necessary funds for the business expansion.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”) 740-10-25, “Accounting for Uncertainty in Income Taxes.” Under FASB ASC 740-10-25, an organization can only recognize the tax benefits associated with tax positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company does not believe there are any material uncertain tax positions and, accordingly, it did not recognize any liability for unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three and six months ended December 31, 2015 and 2014.

Results of Operations for the Three months and Six Months ended December 31, 2015 and 2014

The following table sets forth information from our unaudited statements of operations for the three months and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues	$ 13,913	$ 28,867	$ 32,188	$ 50,090
Cost of revenues	9,182	14,882	21,974	27,884

Gross profit	4,731	13,985	10,214	22,206

Operating expenses:
Selling and G&A expenses	39,417	80,779	107,760	99,263

Net (loss)	$ (34,686)	$ (66,794)	$(97,546)	$(77,057)

(Loss) per common share, basic and diluted	$ (0;.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,288,243	81,500,200	41,079,004

Revenues

During the three months ended December 31, 2015 we generated $13,913 of revenues, compared to revenues of $28,867 during the three months ended December 31, 2014, a decrease of $14,954. Such decrease was mainly due to the decrease in sales of our products. The sales decrease is due to the fact that the number of customers that visited our store declined because the neighboring gym does not attract as many members as before and the gym members constitute significant portion of our customers.

During the six months ended December 31, 2015 we generated $32,188 of revenues, compared to revenues of $50,090 during the six months ended December 31, 2014, a decrease of $17,902. Such decrease was mainly due to the decrease in sales of our products.

Cost of Revenues

Our cost of revenues during the three months ended December 31, 2015 was $9,182, a decrease of $5,700, as compared to $14,882 for the three months ended December 31, 2014. The decrease is due to the decrease in the volume of products sold in the three months ended December 31, 2015.

Our cost of revenues during the six months ended December 31, 2015 was $21,974, a decrease of $5,910, as compared to $27,884 for the six months ended December 31, 2014. The decrease is due to the decrease in the volume of products sold in the six months ended December 31, 2015.

Gross Profit

As a result of the foregoing, our gross profit decreased by $9,254 to $4,731 for the three months ended December 31, 2015 from $13,895 for the three months ended December 31, 2014. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products. The gross profit margin also dropped because of the increase of the purchase prices of some products.

As a result of the foregoing, our gross profit decreased by $11,992 to $10,214 for the six months ended December 31, 2015 from $22,206 for the six months ended December 31, 2014. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products.

Selling, General and Administrative Expenses

During the three months ended December 31, 2015 our total selling, general and administrative expenses were $39,417, a decrease of $41,362, as compared to $80,779 for the three months ended December 31, 2014. The decrease of selling, general and administrative expenses is due to the decrease in professional services for audit fees, transfer agent fees and consulting fees incurred in the three months ended December 31, 2015.

During the six months ended December 31, 2015 our total selling, general and administrative expenses were $107,760, an increase of $8,497, as compared to $99,263 for the six months ended December 31, 2014. The increase of selling, general and administrative expenses is due to the increase in professional services for audit and consulting fees incurred in the six months ended December 31, 2015.

Net Loss

We had a net loss of $34,686 for the three months ended December 31, 2015, compared to a net loss of $66,794 for the three months ended December 31, 2014, a decrease in net loss of $32,108.  The decrease in net loss is due to the decrease in our operating expenses during the three months ended December 31, 2015.

We had a net loss of $97,546 for the six months ended December 31, 2015, compared to a net loss of $77,057 for the six months ended December 31, 2014, an increase in net loss of $20,489.  The increase in net loss is due to the decrease in our gross profit and the increase of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$ (97,546)	$ (77,057)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	5,012	(26,524)
(Increase) in security deposit	-	(6,988)
(Decrease) in accounts payable and accrued expenses	(32,617)	(17,861)

Net cash (used in) operating activities	(125,151)	(128,430)

Cash flows from financing activities:
Capital contribution from shareholder	140,000	157,239

Net cash provided by financing activities	140,000	157,239

Net change in cash	14,849	28,809
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$28,622	$32,370

As of December 31, 2015 we had cash of $28,622 in our bank accounts.

During the six months ended December 31, 2015, we used $125,151 in operating activities, a decrease compared to the $128,430 used in operating activities during the six months ended December 31, 2014. The decrease in net cash used in the operating activities was mainly due to the decrease in our inventory.

During the six months ended December 31, 2015, we received $140,000 in financing activities, as compared to $157,239 in financing activities during the six months ended December 31, 2014. All the cash we received in financing activities in both periods are the capital contribution from our sole officer Mr. Jiayue Zhang.

Our net cash increased by $14,849 during the six months ended December 31, 2015, compared to net cash increase of $28,809 during the six months ended December 31, 2014. The increase in cash during the six months ended December 31, 2015 was primarily due to the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2015. The increase in cash during the six months ended December 31, 2014 was primarily due to increases in the cash that we received from the capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2014.

We will continue to be reliant on additional capital contributions from our sole officer to continue operations.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2015, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

February 19, 2016	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)