Form 10-Q
period 2016-03-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2016-05-24
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 23, 2016, there are 81,500,200 shares of common stock issued and outstanding.

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	March 31, 2016	June 30, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$20,852	$ 13,773
Inventory	36,666	38,529

Total current assets	57,518	52,302

Other assets:
Security deposit	10,488	10,488

TOTAL ASSETS	$ 68,006	$ 62,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,269	$ 40,688

Total current liabilities	9,269	40,688

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of March 31, 2016 and June 30, 2015	815	815
Additional paid-in capital	515,305	340,305
(Deficit)	(457,383)	(319,018)

Total stockholders’ equity	58,737	22,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,006	$ 62,790

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues	$ 17,260	$ 23,559	$ 49,448	$ 73,648
Cost of revenues	11,390	16,135	33,364	44,019

Gross profit	5,870	7,424	16,084	29,629

Operating expenses:
Selling and G&A expenses	(46,689)	(39,197)	(154,449)	(138,460)

Net (loss)	$ (40,819)	$ (31,773)	$ (138,365)	$ (108,831)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	48,750,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2016

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2015	81,500,200	$815	$340,305	$(319,018)	$22,102
Capital contribution	-	-	175,000	-	175,000
Net (loss)	-	-	-	(138,365)	(138,365)
Balance, March 31, 2016 - Unaudited	81,500,200	$815	$515,305	$(457,383)	$58,737

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (138,365)	$ (108,831)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	1,863	(23,631)
(Increase) in security deposit	-	(6,988)
(Decrease) in accounts payable and accrued expenses	(31,419)	(14,063)

Net cash (used in) operating activities	(167,921)	(153,513)

Cash flows from financing activities:
Sale of common stock	-	81,500
Capital contribution from shareholder	175,000	97,871

Net cash provided by financing activities	175,000	179,371

Net change in cash	7,079	25,858
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$20,852	$29,419

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$1,111	$667

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

results for the periods presented.  The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues are primarily derived from the retail sale of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At March 31, 2016, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations. There were no dilutive shares outstanding during the three and nine months ended March 31, 2016 and 2015.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of March 31, 2016 and June 30, 2015. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2016.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (continued)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the three and nine months ended March 31, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of March 31, 2016 and June 30, 2015.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	March 31, 2016	June 30, 2015
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and nine months ended March 31, 2016 and 2015.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	June 30, 2015
	(Unaudited)

Professional fees	$6,000	$33,000
Rent	2,569	6,988
Other	700	700

	$9,269	$40,688

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

6.

COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease subsequent to March 31, 2016 are as follows:

Year Ending June 30,

2016	$10,796
2017	44,265
2018	45,593
2019	46,961
Thereafter	265,921

$413,536

Total rent expense charged to operations was $10,796 and $10,482 for the three months ended March 31, 2016 and 2015, respectively. Total rent expense charged to operations was $32,389 and $31,392 for the nine months ended March 31, 2016 and 2015, respectively.

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$-	$ -	$ -	$ -
Deferred	(17,144)	(13,345)	(58,113)	(45,709)
Change in valuation allowance	17,144	13,345	58,113	45,709

Income tax provision (benefit)	$-	$ -	$ -	$ -

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

7.

INCOME TAXES (continued)

The following table reconciles the effective income tax rates with the statutory rates for the years ended March 31:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2016	June 30, 2015
	(Unaudited)

Deferred tax assets	$146,585	$88,472
Less: valuation allowance	(146,585)	(88,472)

Net deferred tax assets	$-	$-

At March 31, 2016, the Company had approximately $457,000 of Federal net operating carryforward losses that may be available to offset future taxable income.  The net operating loss carryforwards, if not utilized, will expire through 2036.  The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

8.   GOING CONCERN

The Company continues to incur net losses from its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional capital contributions from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and to eventually generate sufficient revenues and net income to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

9.

SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 23, 2016, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

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

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on September 30, 2015 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

The Company filed a registration statement on form S-1 with the Securities and Exchange Commission for the registration and resale of 1,500,000 shares at $0.10 per share. The proceeds from the sale of these shares will go to the selling shareholders. The Company will receive no proceeds.

Plan of Operation

The Company plans to open more retail stores in the Borough of Queens, New York City, New York. The new stores will be selling the same dietary supplement products that the current store is selling, including vitamins, minerals, and proteins. In order to open new stores, the Company needs to find new locations appropriate for dietary supplement stores, negotiate leases with the potential landlords, hire additional managers to operate the new stores, and purchase more merchandise for the new stores’ inventory. So far the Company is still searching for a suitable new locations. The Company has not been able to develop a time frame on when it will find the suitable new locations. Besides, the Company has not made any plans to raise the funds necessary to expand the operations. Therefore, there is the possibility that the Company may not be able to open any new stores or at all if the Company cannot find the suitable new locations and cannot raise the necessary funds for the business expansion.

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

Revenue Recognition

The Company’s revenues are primarily derived from the retail sales of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is reasonable assured.

Income Taxes

The Company follows the provisions of (FASB ASC) 740-10-25, “Accounting for Uncertainty in Income Taxes.” Under FASB ASC 740-10-25, an organization can only recognize the tax benefits associated with tax positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company does not believe there are any material uncertain tax positions and, accordingly, it did not recognize any liability for unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three and Nine Months ended March 31, 2016 and 2015.

Results of Operations for the Three months and Nine Months ended March 31, 2016 and 2015

The following table sets forth information from our unaudited statements of operations for the three months and Nine Months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues	$ 17,260	$ 23,559	$ 49,448	$ 73,648
Cost of revenues	11,390	16,135	33,364	44,019

Gross profit	5,870	7,424	16,084	29,629

Operating expenses:
Selling and G&A expenses	(46,689)	(39,197)	(154,449)	(138,460)

Net (loss)	$ (40,819)	$ (31,773)	$ (138,365)	$ (108,831)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, basic and diluted	81,500,200	81,500,200	81,500,200	48,750,200

Revenues

During the three months ended March 31, 2016 we generated $17,260 of revenues, decreased from the revenues of $23,559 during the three months ended March 31, 2015. Such decrease was mainly due to the decrease in sales of our products. The sales decrease is due to the fact that the number of customers that visited our store declined because the neighboring gym does not attract as many members as before and the gym members constitute a significant portion of our customers.

During the Nine Months ended March 31, 2016 we generated $49,448 of revenues, decreased from the revenues of $73,648 during the nine months ended March 31, 2015. Such decrease was mainly due to the decrease in sales of our products as mentioned above.

Cost of Revenues

Our cost of revenues during the three months ended March 31, 2016 was $11,390, decreased from $14,882 for the three months ended March 31, 2015. The decrease is due to the decrease in the volume of products sold in the nine months ended March 31, 2016.

Our cost of revenues during the Nine Months ended March 31, 2016 was $33,364, decreased from $44,019 for the nine months ended March 31, 2015. The decrease is due to the decrease in the volume of products sold in the nine months ended March 31, 2016.

Gross Profit

As a result of the foregoing, our gross profit was $5,870 for the three months ended March 31, 2016 decreased from $7,424 for the three months ended March 31, 2015. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products. The gross profit margin increased because products sold in this quarter had higher margins.

As a result of the foregoing, our gross profit was $16,084 for the Nine Months ended March 31, 2016 decreased from $26,629 for the nine months ended March 31, 2015. The decrease in gross profit is mainly due to the decrease in the revenues generated from sales of our products. The gross profit margin dropped because of the increase of the purchase prices of some products.

Selling, General and Administrative Expenses

During the three months ended March 31, 2016 our total selling, general and administrative expenses were $46,689, increased from $39,197 for the three months ended March 31, 2015. The increase of selling, general and administrative expenses is due to the increase in professional services for  consulting fees incurred in the three months ended March 31, 2016.

During the Nine Months ended March 31, 2016 our total selling, general and administrative expenses were $154,449, increased from $138,460 for the nine months ended March 31, 2015. The increase of selling, general and administrative expenses is due to the increase in professional services for consulting fees incurred in the nine months ended March 31, 2016.

Net Loss

We had a net loss of $40,819 for the three months ended March 31, 2016, increased from $31,773 for the three months ended March 31, 2015. The increase in net loss is due to the increase in our operating expenses during the three months ended March 31, 2016.

We had a net loss of $138,365 for the nine months ended March 31, 2016, increased from $108,831 the nine months ended March 31, 2015. The increase in net loss is due to the decrease in our gross profit and the increase of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (138,365)	$ (108,831)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	1,863	(23,631)
(Increase) in security deposit	-	(6,988)
(Decrease) in accounts payable and accrued expenses	(31,419)	(14,063)

Net cash (used in) operating activities	(167,921)	(153,513)

Cash flows from financing activities:
Sale of common stock	-	81,500
Capital contribution from shareholder	175,000	97,871

Net cash provided by financing activities	175,000	179,371

Net change in cash	7,079	25,858
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$20,852	$29,419

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$1,111	$667

Interest	$-	$-

As of March 31, 2016 we had cash of $20,852 in our bank accounts.

During the nine months ended March 31, 2016, we used $167,921 in operating activities, an increase compared to the $153,513 used in operating activities during the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, we received $175,000 from financing activities, as compared to $179,371 from financing activities during the nine months ended March 31, 2015. All the cash we received in financing activities in the quarter ended March 31, 2016 are the capital contribution from our sole officer, Mr. Jiayue Zhang. During the quarter ended March 31, 2015, Mr. Zhang contributed $97,871 and the Company also received $81,500 from the sale of common stock during the fourth quarter of 2015.

Our net cash increased by $7,079 during the nine months ended March 31, 2016, compared to net cash increase of $25,858 during the nine months ended March 31, 2015. The increase in cash during the Nine Months ended March 31, 2016 was primarily due to the additional capital contribution we received from our sole director and Officer Mr.

Zhang. The increase in cash during the nine months ended March 31, 2015 was primarily due to increases in the cash that we received from the capital contribution from our sole director and Officer Mr. Zhang and sale of our common stock during in the nine months ended March 31, 2015.

We will continue to be reliant on additional capital contributions from Mr. Zhang and the sale of our common stock to continue operations.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2016, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

May 23, 2016	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)