Form 10-Q/A
period 2016-03-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2016-05-24
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.1 to

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

EXPLANATORY NOTE

This Amendment No.1 to Form 10-Q for the quarter ended March 31, 2016 is to provide the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

May 24, 2016	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)