Form 10-K
period 2016-06-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2016-10-14
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of October 13, 2016, there are 81,500,200 shares of common stock issued and outstanding.

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

Research and Development

We did not incur any research and development cost for the years ended June 30, 2016.

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

The range of high and low bid quotations by quarters from July 1, 2013 through June 30, 2016 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2016 to 06/30/2016	$ 3.5	$ 3.5
01/01/2016 to 03/31/2016	$ 3.5	$ 3.2
10/01/2015 to 12/31/2015	$ 3.2	$ 3.0
07/01/2015 to 09/30/2015	$ 3.2	$ 3.0
04/01/2015 to 06/30/2015	$ 0	$ 0
01/01/2015 to 03/31/2015	$ 0	$ 0
10/01/2014 to 12/31/2014	$ 0	$ 0
07/01/2014 to 09/30/2014	$ 0	$ 0

Holders

As of October 13, 2016, there were 39 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2016 and as of October 8, 2016, we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2016.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2016 and 2015, the Company does not have a liability for any unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required. There were no inventory markdowns for the years ended June 30, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment was depreciated over their estimated useful lives. Depreciation was computed on the straight-line method for both financial reporting and income tax purposes. The estimated useful life for furniture and fixtures was three years. All assets were fully depreciated as of June 30, 2016 and 2015.

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2016 and 2015:

	2016	2015

Revenues	$61,218	$101,125
Cost of revenues	46,344	72,232

Gross profit	14,874	28,893

Operating expenses:
Selling and general and administrative expenses	282,234	255,804

Net (loss) before provision for income taxes	(282,234)	(226,911)
Provision for income taxes	-	-

Net (loss)	$(267,360)	$(226,911)

(Loss) per common share	$(0.00)	$(0.00)

Revenues

During the year ended June 30, 2016 we generated $61,218 of revenues, compared to revenues of $101,125 during the year ended June 30, 2015, a decrease of $39,907. Such decrease was mainly due to the decrease in sales of dietary supplement products.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2016 was $46,344, a decrease of $25,888, as compared to $72,232 for the year ended June 30, 2015. The decrease is due to the decrease in the volumes of products sold in the current fiscal year.

Gross Profit

Our gross profit decreased, $14,874 for the year ended June 30, 2016 from $28,893 for the year ended June 30, 2015. The decrease in gross profit is mainly due to the increasing wholesale price and the retail price has not been increasing as fast as the wholesale price.

Operating Expenses

During the year ended June 30, 2016 our total operating expenses were $282,234, increased as compared to $255,804 for the year ended June 30, 2015.  The increase of selling, general and administrative expenses is due to the increase in professional fees for audit and consulting fees incurred in current fiscal year.

Net Loss

We had a net loss of $267,360 for the year ended June 30, 2016, compared to a net loss of $226,911 for the year ended June 30, 2015, an increase in net loss of $40,449. The increase in net loss is due to the decrease in our gross profit and the increase in our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	2016	2015

Net cash (used in) operating activities	(217,760)	(250,793)

Net cash provided by financing activities	233,297	261,005

Net change in cash	15,537	10,212
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$29,310	$13,773

We had $29,310 in cash, current assets of $53,467, and current liabilities of $75,916 as of June 30, 2016. We had $13,773 in cash, current assets of $52,302, and current liabilities of $40,688 as of June 30, 2015.

During the year ended June 30, 2016 we used net cash of $217,760, in operating activities, as compared to net cash used of $250,793 in operating activities during the year ended June 30, 2015. The decrease in net cash used in the operating activities was mainly due to the increase in our operating expenses and increase in our accrued expenses.

During the year ended June 30, 2016 we received net cash of $233,297 in financing activities, as compared to net cash received of $261,001 in financing activities during the year ended June 30, 2015, mainly due to the cash that we received from the sales of our common shares and cash contribution from our sole director and officer Mr. Jiayue Zhang.

Our net cash increased by $15,537 during the year ended June 30, 2016, compared to net cash increase of $10,212 during the year ended June 30, 2015. The increase in cash was mainly due to the cash that we received from the sales of our common shares and additional capital contributions from our sole director and officer Mr. Jiayue Zhang.

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

Statements of Changes in Stockholder’s Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Taxus Pharmaceuticals Holdings, Inc.

We have audited the accompanying balance sheets of Taxus Pharmaceuticals Holdings, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, changes in stockholder’s equity and cash flows for each of the years in the two year period ended June 30, 2016.  Taxus Pharmaceuticals Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taxus Pharmaceuticals Holdings, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended June 30, 2016 and 2015 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 7 to the financial statements, the Company has no significant operations or assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP

Flushing, New York

October 13, 2016

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

JUNE 30, 2016 AND 2015

ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$29,310	$13,773
Inventory	24,157	38,529

Total current assets	53,467	52,302

Other assets:
Security deposit	10,488	10,488

TOTAL ASSETS	$63,955	$62,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$75,916	$40,688

Total current liabilities	75,916	40,688

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of June 30, 2016 and 2015	815	815
Additional paid-in capital	573,602	340,305
(Deficit)	(586,378)	(319,018)

Total stockholders’ equity (deficit)	(11,961)	22,102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,955	$62,790

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Revenues	$61,218	$101,125
Cost of revenues	46,344	72,232

Gross profit	14,874	28,893

Operating expenses:
Selling and general and administrative expenses	282,234	255,804

Net (loss) before provision for income taxes	(282,234)	(226,911)
Provision for income taxes	-	-

Net (loss)	$(267,360)	$(226,911)

(Loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	60,900,200	60,900,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2014	200	$10,000	$70,115	$(92,107)	$(11,992)
Change in par value	-	(10,000)	10,000	-	-
Sale of common stock	81,500,000	815	80,685	-	81,500
Capital contribution	-	-	179,505	-	179,505
Net (loss)	-	-	-	(226,911)	(226,911)

Balance, June 30, 2015	81,500,200	815	340,305	(319,018)	22,102
Capital contribution	-	-	233,297	-	233,297
Net (loss)	-	-	-	(267,360)	(267,360)

Balance, June 30, 2016	81,500,200	$815	$573,602	$(586,378)	$(11,961)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Cash flows from operating activities:
Net (loss)	$(267,360)	$(226,911)
Change in operating assets and liabilities:
Decrease (increase) in inventory	14,372	(17,676)
(Increase) in security deposit	-	(6,988)
Increase in accounts payable and accrued expenses	35,228	782

Net cash (used in) operating activities	(217,760)	(250,793)

Cash flows from financing activities:
Proceed from sale of common stock	-	81,500
Capital contribution from stockholder	233,297	179,505

Net cash provided by financing activities	233,297	261,005

Net change in cash	15,537	10,212
Cash, beginning of the year	13,773	3,561

Cash, end of the year	$29,310	$13,773

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

1.

ORGANIZATION

Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) is a New York Corporation organized on January 2, 2002.  The Company is a specialty retailer, located in Little Neck, New York, selling vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.

On August 5, 2014, the sole stockholder (the “Seller”) of the Company entered into an Agreement with an outside individual (the “Buyer”) pursuant to which he sold all of the Company’s outstanding common stock for $105,000.

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

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash, to be cash equivalents.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) covers up to $250,000 per bank for substantially all depository accounts.  At June 30, 2016, the Company did not have cash balances which were in excess of the FDIC insurance limit.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants.  During the years ended June 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of June 30, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2016.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates the first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required.  There were no inventory markdowns for the years ended June 30, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of June 30, 2016 and 2015.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2016	June 30, 2015

Professional fees	67,851	33,000
Rent	7,365	6,988
Other	700	700

	$75,916	$40,688

5.    COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease subsequent to June 30, 2016 are as follows:

Year Ending June 30,

2017		44,265
2018		45,593
2019		46,961
2020		48,370
Thereafter		217,551

	$	$ 402,740

Total rent expense charged to operations was $42,976 and $41,724 for the years ended June 30, 2016 and 2015, respectively.

6.    INCOME TAX

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2016	2015

Current	$-	$-
Deferred	(246,279)	(133,988)
Valuation allowance	246,279	133,988

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

6.    INCOME TAX (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2016	June 30, 2015

Deferred tax assets	$246,279	$133,988
Less: valuation allowance	(246,279)	(133,988)

Net deferred tax assets	$-	$-

At June 30, 2016, the Company had approximately $586,000 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2036. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Management believes that it is more likely than not that future benefits of deferred tax asset will not be realized principally due to its continuing operating losses and has therefore established a full valuation allowance.

7.   GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American which contemplates the continuation of the Company as a going concern. The Company has incurred net (losses) of approximately ($267,360) and ($226,911) during the years ended June 30, 2016 and 2015, respectively. The recurring losses have resulted in an accumulated deficit of ($586,378) and stockholders’ deficit of ($11,961) at June 30, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

9.  SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through October 13, 2016, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2016.

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

Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of June 30, 2016, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our sole director and executive officer of the Company.

Name	Age	Title	Address
Jiayue Zhang	58	President, Board Director, CEO, CFO	245-16 Horace Harding Expressway, Little Neck, NY 11362

Jiayue Zhang, age 58, graduated from Shanxi Province Chinese Herbs and Medicine School in 1985. From February 1975 to December 1976, he worked in Shanxi Yuci Steel Plant as an assistant general manager in charge of the plant’s administrative affairs; from January 1977 to December 1979, he served as officer in the People’s Liberation Army of China; from January 1980 to July 1982, he served a deputy general manager in sales & marketing at Shanxi Province Medicine and Pharmaceutical Company, Yuci Branch; from August 1982 to August 1985, he served as administrative staff in charge of general administrations at Shanxi Chinese Medicine School; from September 1985 to April 1992, he served as the Director of Operation at Yuci Pharmaceutical Plant; from May 1992 to July 1993, he served as the Managing Director of Shanxi Medicine and Pharmaceutical Institute Research Pharmaceutical Plant; from August 1993 to July 2000, he served as Chairman of Board and General Manager of Shanxi Zanhua Pharmaceutical Company; from August 2000 to present, he served as the chairman of board of Shanxi Hongshan Pharmaceuticals Co., Ltd.  Mr. Zhang has over 32 years’ management, sale and marketing experience in China’s pharmaceutical industry.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended June 30, 2016 and 2014. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

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

Name and Address of Beneficial Owners (a)			Amount and Nature of	Percent of Class (b)
			Beneficial Ownership
Director and Executive Officer
Name	Title	Address

Jiayue Zhang (c)	President, Board Director, CEO, CFO	245-16 Horace Harding Expressway, Little Neck, NY 11362	25,169,800	30.88%
Officer and Director as a group			25,169,800	30.88%

Greater Than 5% Shareholders		Address

Jiayue Zhang (c)		245-16 Horace Harding Expressway, Little Neck, NY 11362	25,169,800	30.88%
Shanxi Taxus Pharmaceuticals Co., Ltd (c)		12th Floor, Room 1202， Jinshang International Golden Tower Yuci District, Jinzhong City Shanxi Province, China 030600	25,169,800	30.88%
Chunhou Du		No.8 Zaipingcun 4 Zu, Hongshan Xiang, Xigong Distrct, Luoyang Henan 471041 China	4,200,000	5.15%
Changlong Yuntong (Beijing) Securities Investment Fund Management Co, Ltd.		Room 1001, Floor 10, No.9 Building No. 93 Jianguo Road, Chaoyang District Beijing 030600 China	15,000,000	18.40%
Hongshan Energy Services ( Taiyuan ) Co., Ltd.		Anyeshangwu Building C, Suite 106, No.50 Shuangtaxijie, Taiyuan Shanxi 030000 China	4,280,400	5.25%
Shanghai Hongling Medical Technology Co., Ltd.		No.2 Building, Suite 536, Riyingnanlu, Shanghai, Pilot Free Trade Zone Shanghai 200000 China	4,300,000	5.28%
As a group			52,950,200	64.96%

 (a)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(b)

Calculated based on 81,500,200 Shares of Common Stock issued and outstanding as of October 13, 2016. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(c)

Mr. Jiayue Zhang is the general manager, director and controlling equity owner of Shanxi Taxus. Therefore upon the completion of the share transfer, Mr. Jiayue Zhang is still the beneficial owner of the 25,169,800shares of common stock of the Company.

 Item 13.  Certain Relationships and Related Transactions, and Director Independence

Currently, our primary source of outside funding is the support from our officer and shareholder Jiayue Zhang. Jiayue Zhang has entered into an agreement on September 1, 2014, in which he agreed to provide funds to support the Company’s operations for the next two years from September 1, 2014 to September 1, 2016. Jiayue Zhang has agreed to continue to provide funds to support the Company’s operations after September 1, 2016.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2016 and for fiscal year ended June 30, 2015 for professional services rendered by Wei, Wei & Co., LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2016	2015
Audit Fees	$ 34,000	$ 34,000
Audit Related Fees	46	46
Tax Fees	-	-
All Other Fees	-	-
Total	$ 34,046	$ 34,046

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

October 13, 2016	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)