Form 10-Q
period 2016-09-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2016-12-13
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

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

23605 Braddock Avenue,

Bellerose, NY 11426

Phone: (718) 631-1522
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Jiayue Zhang

23605 Braddock Avenue,

Bellerose, NY 11426

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 12, 2016, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	September 30, 2016	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,873	$ 29,310
Inventory	21,035	24,157

Total current assets	27,908	53,467

Other assets:
Security deposit	3,000	10,488

TOTAL ASSETS	$ 30,908	$ 63,955

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$82,015	$ 75,916

Total current liabilities	82,015	75,916

Commitments and contingencies

Stockholders’ (deficit)
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of September 30, 2016 and June 30, 2016	815	815
Additional paid-in capital	573,602	573,602
(Deficit)	(625,524)	(586,378)

Total stockholders’ (deficit)	(51,107)	(11,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,908	$ 63,955

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

		Three Months Ended September 30,
	2016	2015

Revenues	$ 5,488	$ 18,275
Cost of revenues	4,117	12,792

Gross profit	1,371	5,483

Operating expenses:
Selling and general and administrative expenses	40,517	68,343

Net (loss)	$ (39,146)	$ (62,860)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	60,900,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2016	81,500,200	$815	$573,602	$(586,378)	$(11,961)
Net (loss)		-	-	(39,146)	(39,146)

Balance, September 30, 2016 - Unaudited	81,500,200	$815	$573,602	$(625,524)	$(51,107)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(39,146)	$(62,860)
Change in operating assets and liabilities:
Decrease in inventory	3,122	2,579
Decrease in security deposit	7,488	-
Increase (decrease) in accounts payable and accrued expenses	6,099	(25,413)

Net cash (used in) operating activities	(22,437)	(85,694)

Cash flows from financing activities:
Capital contribution from shareholder	-	130,000

Net cash provided by financing activities	-	130,000

Net change in cash	(22,437)	44,306
Cash, beginning of the period	29,310	13,773

Cash, end of the period	$6,873	$58,079

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The unaudited interim financial statements of the Company as of September 30, 2016 and for the three months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-k filed with the SEC.  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At September 30, 2016, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations. There were no dilutive shares outstanding during the three months ended September 30, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Section 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of September 30, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2016.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the three months ended September 30, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of September 30, 2016 and 2015.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update ("ASU") addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent. The implementation guidelines follow ASU No. 2014-09.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect on the financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU addressed the simplification of the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	September 30, 2016	June 30, 2016
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three months ended September 30, 2016 and 2015.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Professional fees	$68,851	$67,851
Rent	12,464	7,365
Other	700	700

	$82,015	$75,916

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

6.

COMMITMENTS

In August 2016, the Company entered into a new lease, effective on August 1, 2016 to July 31, 2018, with an unrelated third party. The lease provides for renewal options for a period of two years. The old lease was terminated on July 31, 2016. Future minimum rental payments under the lease subsequent to September 30, 2016 are as follows:

Year Ending September 30,

2017	$18,090
2018	15,450

$33,540

Total rent expense charged to operations was $5,099 and $10,587 for the three months ended September 30, 2016 and 2015, respectively.

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended September 30:

	2016	2015
	(Unaudited)	(Unaudited)

Current	$-	$-
Deferred	(16,441)	(26,401)
Change in valuation allowance	16,441	26,401

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended September 30:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

7.    INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Deferred tax assets	$262,720	$246,279
Valuation allowance	(262,720)	(246,279)

Net deferred tax assets	$-	$-

At September 30, 2016, the Company had approximately $626,000 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2036. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

8.   GOING CONCERN (CONTINUED)

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

9.  SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through December 12, 2016, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

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

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on September 30, 2016 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

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

Income Taxes

The Company’s stockholder has elected to be taxed as an S Corporation under the applicable provisions of the Internal Revenue Code, wherein the Company’s income is taxed directly to the stockholder. Thus, there is no provision or liability for Federal or state income taxes reflected in the accompanying financial statements. The Company’s 2015, 2014 and 2013 tax years are open and subject to examination by the taxing authorities.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three months ended September 30, 2016 and 2015.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table sets forth information from our unaudited statements of operations for the three months ended September 30, 2016 and 2015:

		Three Months Ended September 30,
	2016	2015

Revenues	$ 5,488	$ 18,275
Cost of revenues	4,117	12,792

Gross profit	1,371	5,483

Operating expenses:
Selling and general and administrative expenses	40,517	68,343

Net (loss)	$ (39,146)	$ (62,860)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	60,900,200

Revenues

During the three months ended September 30, 2016 we generated $5,488 of revenues, significantly decreased compared to revenues of $18,275 during the three months ended September 30, 2015. Such decrease was mainly due to that the neighboring fitness center was closed and therefore we lost main customer sources.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2016 was $4,117, significantly decreased compared to $12,792 for the three months ended September 30, 2015. Such decrease was mainly due to that the neighboring fitness center was closed and therefore we lost main customer sources and therefore, the volume of our sales and the products sold dropped significantly.

Gross Profit

As a result of the foregoing, our gross profit decreased from $5,483 for the three months ended September 30, 2015 to $1,371 for the three months ended September 30, 2016. The decrease in gross profit is mainly due to that the neighboring fitness center was closed and therefore we lost main customer sources and therefore, the volume of our sales and the products sold dropped significantly.

Selling, General and Administrative Expenses

During the three months ended September 30, 2016 our total selling, general and administrative expenses were decreased to $40,517, as compared to $68,343 for the three months ended September 30, 2015. The decrease of selling, general and administrative expenses is due to the decrease in professional services and the decrease in rent in the three months ended September 30, 2016.

Net Loss

We had a net loss of $39,146 for the three months ended September 30, 2016, decreased from a net loss of $68,343 for the three months ended September 30, 2015. The decrease in net loss is due to the decrease in our gross profit and the decrease of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net cash (used in) operating activities	(22,437)	(85,694)

Cash flows from financing activities:
Capital contribution from shareholder	-	130,000
Net cash provided by financing activities	-	130,000

Net change in cash	(22,437)	44,306
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$6,873	$58,079

As of September 30, 2016 we had cash of $6,873 in our bank accounts.

During the three months ended September 30, 2016, we used net cash of $22,437 in operating activities, compared to the net cash of $85,694 used in operating activities during the three months ended September 30, 2015. The decrease in net cash used in the operating activities was mainly due to the decrease in our sales and our operating expenses.

During the three months ended September 30, 2016, we received net cash of $0 in financing activities, as compared to net cash received of  $130,000 in financing activities during the three months ended September 30, 2015. The decrease was mainly due to that we did not receive additional capital contribution from our sole director and officer Mr. Jiayue Zhang.

Our net cash decreased by $22,437 during the three months ended September 30, 2016, compared to net cash increase of $44,306 during the three months ended September 30, 2015. The decrease in cash during the three months ended September 30, 2016 was primarily due to that we did not receive the additional capital contribution sole director and Officer Mr. Jiayue Zhang in the three months ended September 30, 2016. The increase in cash during the three months ended September 30, 2015 was primarily due to the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the three months ended September 30, 2015.

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

During the three months ended September 30, 2016, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2016, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None in the quarter ended September 30, 2016

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

December 12, 2016	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)