Form 10-Q
period 2016-12-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2017-03-16
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 13, 2017, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2016

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	December 31, 2016	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,359	$ 29,310
Inventory	20,855	24,157

Total current assets	26,214	53,467

Other assets:
Security deposit	3,000	10,488

TOTAL ASSETS	$ 29,214	$ 63,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$88,015	$ 75,916

Total current liabilities	88,015	75,916

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of December 31, 2016 and June 30, 2016	815	815
Additional paid-in capital	573,602	573,602
(Deficit)	(633,218)	(586,378)

Total stockholders’ equity	(58,801)	(11,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,214	$ 63,955

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$ 363	$ 13,913	$ 5,851	$ 32,188
Cost of revenues	180	9,182	4,297	21,974

Gross profit	183	4,731	1,554	10,214

Operating expenses:
Selling and G&A expenses	7,877	39,417	48,394	107,760

Net (loss)	$ (7,694)	$ (34,686)	$ (46,840)	$(97,546)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (46,840)	$ (97,546)
Change in operating assets and liabilities:
Decrease (Increase) in inventory	3,302	5,012
(Increase) in security deposit	7,488	-
(Decrease) in accounts payable and accrued expenses	12,099	(32,617)

Net cash (used in) operating activities	(23,951)	(125,151)

Cash flows from financing activities:
Capital contribution from shareholder	-	140,000

Net cash provided by financing activities	-	140,000

Net change in cash	23,951	14,849
Cash, beginning of the year	29,310	13,773
Cash, end of the year	$ 5,359	$28,622

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

The unaudited interim financial statements of the Company as of September 30, 2016 and for the six months ended December 31, 2016and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-k filed with the SEC.  The results of operations for the six months ended December 31, 2016are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2016.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations. There were no dilutive shares outstanding during the six months ended December 31, 2016and 2015.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the six months ended December 31, 2016and 2015.

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

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	December 31, 2016	June 30, 2016
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and six months ended December 31, 2016 and 2015.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Professional fees	$74,851	$67,851
Rent	12,464	7,365
Other	700	700

	$88,015	$75,916

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

6.

COMMITMENTS

The Company leases retail space from an unrelated third party under a non-cancelable operating lease, which expires on August 30, 2024.  Future minimum rental payments under the lease subsequent to December 31, 2016 are as follows:

Year Ending June 30,

2016	$21,593
2017	44,265
2018	45,593
2019	46,961
Thereafter	265,921

$424,333

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the six months ended December 31:

	2016	2015
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	(16,441)	(40,969)
Change in valuation allowance	16,441	40,969

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

7.    INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Deferred tax assets	$262,720	$246,279
Valuation allowance	(262,720)	(246,279)

Net deferred tax assets	$-	$-

At December 31, 2016, the Company had approximately $626,000 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2036. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on December 31, 2016 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three months ended December 31, 2016 and 2015.

Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015

The following table sets forth information from our unaudited statements of operations for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$ 363	$ 13,913	$ 5,851	$ 32,188
Cost of revenues	180	9,182	4,297	21,974

Gross profit	183	4,731	1,554	10,214

Operating expenses:
Selling and G&A expenses	7,877	39,417	48,394	107,760

Net (loss)	$ (7,694)	$ (34,686)	$ (46,840)	$(97,546)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

Revenues

During the three months ended December 31, 2016 we generated $363 of revenues, significantly decreased compared to revenues of $13,913 during the three months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

During the six months ended December 31, 2016 we generated $5,851 of revenues, significantly decreased compared to revenues of $32,188 during the six months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Cost of Revenues

Our cost of revenues during the three months ended December 31, 2016 was $180, significantly decreased compared to $9,182 for the three months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Our cost of revenues during the six months ended December 31, 2016 was $4297, significantly decreased compared to $21,974 for the six months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Gross Profit

As a result of the foregoing, our gross profit decreased from $10,214 for the three months ended December 31, 2015 to $1554 for the three months ended December 31, 2016. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

As a result of the foregoing, our gross profit decreased from $4731 for the six months ended December 31, 2015 to $183 for the six months ended December 31, 2016. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Selling, General and Administrative Expenses

During the three months ended December 31, 2016 our total selling, general and administrative expenses were decreased to $7877, as compared to $39417 for the three months ended December 31, 2015. The decrease of selling, general and administrative expenses is due to the decrease in professional services and the decrease in rent in the three months ended December 31, 2016.

During the six months ended December 31, 2016 our total selling, general and administrative expenses were decreased to $48394, as compared to $107760 for the six months ended December 31, 2015. The decrease of selling, general and administrative expenses is due to the decrease in professional services and the decrease in rent in the three months ended December 31, 2016.

Net Loss

We had a net loss of $7694 for the three months ended December 31, 2016, decreased from a net loss of $34686 for the three months ended December 31, 2015. The decrease in net loss is due to the decrease in our gross profit and the decrease of our operating expenses.

We had a net loss of $46840 for the three months ended December 31, 2016, decreased from a net loss of $97546 for the six months ended December 31, 2015. The decrease in net loss is due to the decrease in our gross profit and the decrease of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net cash (used in) operating activities	(23,951)	(125,151)

Cash flows from financing activities:
Capital contribution from shareholder	-	140,000

Net cash provided by financing activities	-	140,000

Net change in cash	23,951	14,849
Cash, beginning of the period	29,310	13,773
Cash, end of the period	$ 5,359	$28,622

As of December 31, 2016 we had cash of $5359 in our bank accounts.

During the six months ended December 31, 2016, we used net cash of $23,951 in operating activities, compared to the net cash of $125,151 used in operating activities during the six months ended December 31, 2015. The decrease in net cash used in the operating activities was mainly due to the decrease in our sales and our operating expenses.

During the six months ended December 31, 2016, we received net cash of $0 in financing activities, as compared to net cash received of  $140,000 in financing activities during the six months ended December 31, 2015. The decrease was mainly due to that we did not receive additional capital contribution from our sole director and officer Mr. Jiayue Zhang.

Our net cash decreased by $23,951 during the six months ended December 31, 2016, compared to net cash increase of $14,849 during the six months ended December 31, 2015. The decrease in cash during the six months ended December 31, 2016 was primarily due to that we did not receive the additional capital contribution sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2016. The increase in cash during the six months ended December 31, 2015 was primarily due to the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2015.

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

During the three months ended December 31, 2016, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2016, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None in the quarter ended December 31, 2016

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

March 15, 2017	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)