Form 10-Q/A
period 2016-12-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2017-04-11
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 26, 2017, there are 81,500,200 shares of common stock issued and outstanding.

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 as originally filed with the Securities and Exchange Commission on March 16, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

ASSETS	December 31, 2016	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,344	$ 29,310
Inventory	20,763	24,157

Total current assets	27,107	53,467

Other assets:
Security deposit	3,000	10,488

TOTAL ASSETS	$ 30,107	$ 63,955

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$93,515	$ 75,916

Total current liabilities	93,515	75,916

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of December 31, 2016 and June 30, 2016	815	815
Additional paid-in capital	573,602	573,602
(Deficit)	(637,825)	(586,378)

Total stockholders’ (deficit)	(63,408)	(11,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,107	$ 63,955

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$ 363	$ 13,913	$ 5,851	$ 32,188
Cost of revenues	272	9,182	4,389	21,974

Gross profit	91	4,731	1,462	10,214

Operating expenses:
Selling, general and administration expenses	12,392	39,417	52,909	107,760

Net (loss)	$ (12,301)	$ (34,686)	$ (51,447)	$ (97,546)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2016	81,500,200	$815	$573,602	$(586,378)	$(11,961)
Net (loss)	-	-	-	(51,447)	(51,447)

Balance, December 31, 2016 - Unaudited	81,500,200	$815	$573,602	$(637,825)	$(63,408)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$ (51,447)	$ (97,546)
Change in operating assets and liabilities:
Decrease in inventory	3,394	5,012
Decrease in security deposit	7,488	-
Increase (Decrease) in accounts payable and accrued expenses	17,599	(32,617)

Net cash (used in) operating activities	(22,966)	(125,151)

Cash flows from financing activities:
Capital contribution from shareholder	-	140,000

Net cash provided by financing activities	-	140,000

Net change in cash	(22,966)	14,849
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$6,344	$28,622

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, with par value $0.00001 per share.  The Company issued 81,500,000 shares at $0.001 per share during the year ended June 30, 2015.

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

The unaudited interim financial statements of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At December 31, 2016, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations.  There were no dilutive shares outstanding during the three and six months ended December 31, 2016 and 2015.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures.  The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the three and six months ended December 31, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2016.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.  There were no inventory markdowns for the three and six months ended December 31, 2016 and 2015.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of December 31, 2016 and 2015.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration at contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition.  The implementation guidelines follow ASU No. 2014-09.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.

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

In November 2015, the FASB issued ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  This ASU addressed the simplification of the presentation of deferred income taxes.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments apply to all entities that present a classified statement of financial position.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

4.

PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	December 31, 2016	June 30, 2016
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and six months ended December 31, 2016 and 2015.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Professional fees	$75,851	$67,851
Rent	16,964	7,365
Other	700	700

	$93,515	$75,619

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

6.

COMMITMENTS

In August 2016, the Company entered into a new lease, effective on August 1, 2016 to July 31, 2018, with an unrelated third party.  The lease provides for renewal options for a period of two years.  The old lease was terminated on July 31, 2016.  Future minimum rental payments under the lease subsequent to December 31, 2016 are as follows:

Year Ending June 30,

2017	$9,000
2018	18,495
2019	1,545

$29,040

Total rent expense charged to operations was $4,500 and $10,796 for the three months ended December 31, 2016 and 2015, respectively.  Total rent expense charged to operations was $9,599 and $21,383 for the six months ended December 31, 2016 and 2015, respectively.

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$ -	$ -	$ -
Deferred	(5,166)	(14,568)	(21,608)	(40,969)
Change in valuation allowance	5,166	14,568	21,608	40,969

Income tax provision (benefit)	$-	$ -	$ -	$ -

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

7.

INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the period ended December 31:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2016	June 30, 2016
	(Unaudited)

Deferred tax assets	$267,887	$246,279
Less: valuation allowance	(267,887)	(246,279)

Net deferred tax assets	$-	$-

At December 31, 2016, the Company had approximately $638,000 of Federal net operating carryforward losses that may be available to offset future taxable income.  The net operating loss carryforwards, if not utilized, will expire through 2036.  The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

8.   GOING CONCERN

The Company continues to incur net losses from its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional capital contributions from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain debt or equity financing, further implement its business plan and to eventually generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On September 22, 2014, the Company filed the amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increased the number of authorized shares to 1,5000,000,000 and changed the par of each share to each share to $0.00001. The Company sold 80,000,000 shares at $0.001 per share on September 30, 2014 and sold 1,500,000 shares at $0.001 per share on October 14, 2014.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There were no inventory markdowns for the three and six months ended December 31, 2016 and 2015.

Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015

The following table sets forth information from our unaudited statements of operations for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$ 363	$ 13,913	$ 5,851	$ 32,188
Cost of revenues	272	9,182	4,389	21,974

Gross profit	91	4,731	1,462	10,214

Operating expenses:
Selling and G&A expenses	12,392	39,417	52,909	107,760

Net (loss)	$ (12,301)	$ (34,686)	$ (51,447)	$ (97,546)

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

Cost of Revenues

Our cost of revenues during the three months ended December 31, 2016 was $272, significantly decreased compared to $9,182 for the three months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Our cost of revenues during the six months ended December 31, 2016 was $4,389, significantly decreased compared to $21,974 for the six months ended December 31, 2015. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Gross Profit

As a result of the foregoing, our gross profit decreased to $91 for the three months ended December 31, 2016 to $91 from $4,731 for the three months ended December 31, 2015. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

As a result of the foregoing, our gross profit decreased to $1,462 for the six months ended December 31, 2016 from $10,214 for the six months ended December 31, 2015. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Selling, General and Administrative Expenses

During the three months ended December 31, 2016 our total selling, general and administrative expenses decreased to $12,392, as compared to $39,417 for the three months ended December 31, 2015. The decrease of selling, general and administrative expenses is due to the decrease in professional fees and the decrease for rent in the three months ended December 31, 2016.

During the six months ended December 31, 2016 our total selling, general and administrative expenses decreased to $52,909, as compared to $107,760 for the six months ended December 31, 2015. The decrease of selling, general and administrative expenses is due to the decrease in professional fees and the decrease in rent for the three months ended December 31, 2016.

Net Loss

We had a net loss of $12,301 for the three months ended December 31, 2016, a decrease from a net loss of $34,686 for the three months ended December 31, 2015. The decrease in net loss is due to the decrease in our operating expenses.

We had a net loss of $51,447 for the three months ended December 31, 2016, a decrease from a net loss of $97,546 for the six months ended December 31, 2015. The decrease in net loss is due to the decrease in our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:

Net cash (used in) operating activities	(22,966)	(125,151)

Cash flows from financing activities:
Capital contribution from shareholder	-	140,000

Net cash provided by financing activities	-	140,000

Net change in cash	(22,966)	14,849
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$6,344	$28,622

As of December 31, 2016 we had cash of $6,344 in our bank accounts.

During the six months ended December 31, 2016, we used net cash of $22,966 in operating activities, compared to the net cash of $125,151 used in operating activities during the six months ended December 31, 2015. The decrease in net cash used in the operating activities was mainly due to the decrease in our sales and our operating expenses.

During the six months ended December 31, 2016, we received net cash of $0 in financing activities, as compared to net cash received of $140,000 in financing activities during the six months ended December 31, 2015. The decrease was mainly due to no additional capital contributions from our sole director and officer Mr. Jiayue Zhang during the six months ended December 31, 2016.

Our net cash decreased by $22,966 during the six months ended December 31, 2016, compared to net cash increase of $14,849 during the six months ended December 31, 2015. The decrease in cash during the six months ended December 31, 2016 was primarily due to that we did not receive additional capital contributions from our sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2016. The increase in cash during the six months ended December 31, 2015 was primarily due to the additional capital contribution we received from our sole director and Officer Mr. Jiayue Zhang in the six months ended December 31, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and participation of sole director/officer, he conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, he concluded that during the period covered by this report, our internal controls over financial reporting were not effective based on those criteria and due to the deficiency described below.

During the three months ended December 31, 2016, he identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer (the principal executive officer and principal financial officer) has concluded, based on his evaluation as of December 31, 2016, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

April 11, 2017	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)