Form 10-Q
period 2017-03-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2017-05-30
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 02, 2017, there are 81,500,200 shares of common stock issued and outstanding.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS

ASSETS	March 31, 2017	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,959	$ 29,310
Inventory	-	24,157

Total current assets	5,959	53,467

Other assets:
Security deposit	3,000	10,488

TOTAL ASSETS	$ 8,959	$ 63,955

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$91,015	$ 75,916

Total current liabilities	91,015	75,916

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of March 31, 2017 and June 30, 2016	815	815
Additional paid-in capital	587,602	573,602
(Deficit)	(670,473)	(586,378)

Total stockholders’ (deficit)	(82,056)	(11,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,959	$ 63,955

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

		Three Months Ended March 31,	Nine Months Ended March 31
	2017	2016	2017	2016

Revenues	$ -	$ 17,260	$ 5,851	$ 49,448
Cost of revenues	-	11,390	4,389	33,364

Gross profit	-	5,870	1,462	16,084

Operating expenses:
Selling, general and administration expenses	(32,648)	(46,689)	(85,557)	(154,449)

Net (loss)	$ (32,648)	$ (40,819)	$ (84,095)	$ (138,365)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

	Nine Months Ended March 31
	2017	2016

Cash flows from operating activities:
Net (loss)	$ (84,095)	$ (138,365)
Adjustment to reconcile net (loss) to net cash (used in) operating activities
Inventory obsolescence	20,763	-
Change in operating assets and liabilities:
Decrease in inventory	3,394	1,863
Decrease in security deposit	7,488	-
Increase (Decrease) in accounts payable and accrued expenses	15,099	(31,419)

Net cash (used in) operating activities	(37,351)	(167,921)

Cash flows from financing activities:
Capital contribution from the shareholder	14,000	175,000

Net cash provided by financing activities	14,000	175,000

Net change in cash	(23,351)	7,079
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$5,959	$20,852

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$1,111

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The unaudited interim financial statements of the Company as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC.  The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues were primarily derived from the retail sale of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.  Revenue recognition policies complied with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement exists, delivery of products has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At March 31, 2017, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

2.

ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying consolidated statements of operations.  There were no dilutive shares outstanding during the three and nine months ended March 31, 2017 and 2016.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures.  The Company classifies interest and any penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the three and nine months ended March 31, 2017 and 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2017.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

2.

ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of March 31, 2017 and 2016.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company believes this new accounting guidance will have no effect on its financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments.  For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  This accounting standard update is not expected to have a material impact on the Company’s financial statements

4.

. PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	March 31, 2017	June 30, 2016
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and nine months ended March 31, 2017 and 2016.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Professional fees	$68,851	$67,851
Rent	21,464	7,365
Other	700	700

	$91,015	$75,916

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

6.

INVENTORY

Inventory consists of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Inventory	$20,763	$24,157
Allowance for obsolete inventory	(20,763)	-

Net	$-	$24,157

There was no allowance for obsolete inventory for the three months ended March 31, 2017 and 2016.  The allowance for obsolete inventory was $20,763 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

7.

COMMITMENTS

In August 2016, the Company entered into a new lease, effective on August 1, 2016 to July 31, 2018, with an unrelated third party.  The lease provides for renewal options for a period of two years.  The old lease was terminated on July 31, 2016.  Future minimum rental payments under the lease subsequent to March 31, 2017 are as follows:

Year Ending June 30,

2017	$4,500
2018	18,495
2019	1,545

$24,540

Total rent expense charged to operations was $4,500 and $10,796 for the three months ended March 31, 2017 and 2016, respectively.  Total rent expense charged to operations was $14,099 and $32,389 for the nine months ended March 31, 2017 and 2016, respectively.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

8.

INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$-	$ -	$ -	$ -
Deferred	(16,361)	(17,144)	(37,969)	(58,113)
Change in valuation allowance	16,361	17,144	37,969	58,113

Income tax provision (benefit)	$-	$ -	$ -	$ -

The following table reconciles the effective income tax rates with the statutory rates for the period ended March 31:

	2017	2016

U.S. federal statutory rate	34.00%	34.00%
State and local taxes- net of federal benefit	9.75	8.00
Change in valuation allowance	(43.75)	(42.00)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2017	June 30, 2016
	(Unaudited)

Deferred tax assets	$284,248	$246,279
Less: valuation allowance	(284,248)	(246,279)

Net deferred tax assets	$-	$-

At March 31, 2017, the Company had approximately $650,000 of Federal net operating carryforward losses that may be available to offset future taxable income.  The net operating loss carryforwards, if not utilized, will expire through 2037.  The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH31, 2017 AND 2016

9.

GOING CONCERN

The Company continues to incur net losses from its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support its operations and requires significant additional capital contributions from one of its major shareholders.  While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain additional debt or equity financing, further implement its business plan and to eventually generate sufficient revenues to meet its obligations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GENERAL DESCRIPTION OF BUSINESS

 Overview

The Company was formed under the name of ‘Little Neck Health Connection Inc” in the state of New York on January 2, 2002. The Company was operating a retail store, located in Little Neck, New York, selling dietary supplement products such as vitamins, minerals, calcium, fibers, and proteins, etc.

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

Revenue Recognition

The Company’s revenues were primarily derived from the sales of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonable assured.

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

Results of Operations

Results of Operations for the Three and Nine months ended March 31, 2017 and 2016

The following table sets forth information from our unaudited statements of operations for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31
	2017	2016	2017	2016

Revenues	$ -	$ 17,260	$ 5,851	$ 49,448
Cost of revenues	-	11,390	4,389	33,364

Gross profit	-	5,870	1,462	16,084

Operating expenses:
Selling, general and administration expenses	32,648	46,689	85,557	154,449

Net (loss)	$ (32,648)	$ (40,819)	$ (84,095)	$ (138,365)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Revenues

During the three months ended March 31, 2017 we generated $0 of revenues, significantly decreased compared to revenues of $17,260 during the three months ended March 31, 2016. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

During the nine months ended March 31, 2017 we generated $5,851 of revenues, significantly decreased compared to revenues of $49,448 during the nine months ended March 31, 2016. Such decrease was mainly due to the relocated the store and suffered great loss of customers due to relocation.

Cost of Revenues

Our cost of revenues during the three months ended March 31, 2017 was $0, as compared to $11,390 for the three months ended March 31, 2016. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Our cost of revenues during the nine months ended March 31, 2017 was $4,389, decreased compared to $33,364 for the nine months ended March 31, 2016. Such decrease was mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Gross Profit

As a result of the foregoing, our gross profit decreased to $0 for the three months ended March 31, 2017 from $5,870 for the three months ended March 31, 2016. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

As a result of the foregoing, our gross profit decreased to $1,462 for the nine months ended March 31, 2017 from $16,084 for the nine months ended March 31, 2016. The decrease in gross profit is mainly due to that we relocated the store and suffered great loss of customers due to relocation.

Selling, General and Administrative Expenses

During the three months ended March 31, 2017 our total selling, general and administrative expenses decreased to $32,648, as compared to $46,698 for the three months ended March 31, 2016. The decrease of selling, general and administrative expenses is due to the decrease in professional fees and the decrease for rent in the three months ended March 31, 2017.

During the nine months ended March 31, 2017 our total selling, general and administrative expenses decreased to $84,095, as compared to $154,449 for the nine months ended March 31, 2016. The decrease of selling, general and administrative expenses is due to the decrease in professional fees and the decrease in rent for the three months ended March 31, 2017.

Net Loss

We had a net loss of $32,648 for the three months ended March 31, 2017, a decrease from a net loss of $40,819 for the three months ended March 31, 2016. The decrease in net loss is due to the decrease in our operating expenses as of March 31, 2017.

We had a net loss of $84,095 for the nine months ended March 31, 2017, a decrease from a net loss of $138,365 for the nine months ended March 31, 2016. The decrease in net loss is due to the decrease in our operating expenses March 31, 2017.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31
	2017	2016

Cash flows from operating activities:

Net cash (used in) operating activities	(37,351)	(167,921)

Cash flows from financing activities:
Capital contribution from shareholder	14,000	175,000

Net cash provided by financing activities	14,000	175,000

Net change in cash	(23,351)	7,079
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$5,959	$20,852

As of March 31, 2017 we had cash of $5,959 in our bank accounts.

During the nine months ended March 31, 2017, we used net cash of $37,351 in operating activities, compared to the net cash of $167,921 used in operating activities during the nine months ended March 31, 2016. The decrease in net cash used in the operating activities was mainly due to the decrease in our sales and our operating expenses.

During the nine months ended March31, 2017, we received net cash of $14,000 in financing activities, as compared to net cash received of $175,000 in financing activities during the nine months ended March 31, 2016. The $14,000 received was additional capital contributions from our sole director and officer Mr. Jiayue Zhang in March, 2017.

Our net cash decreased by $23,351 during the nine months ended March 31, 2017, compared to net cash increase of $7,079 during the nine months ended March 31, 2016. The decrease in cash during the nine months ended March31, 2017 was primarily due to that we did not generate sales in the three months ended March 31, 2017.

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

During the three months ended March 31, 2017, he identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer (the principal executive officer and principal financial officer) has concluded, based on his evaluation as of March 31, 2017, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None in the quarter ended March 31, 2017

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

May 29, 2017	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)