Form 10-K
period 2017-06-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2017-11-20
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Phone: 718-631-1522
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Jiayue Zhang

23605 Braddock Avenue,

Bellerose, NY 11426

Phone: 718-631-1522

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 12, 2017, there are 81,500,200 shares of common stock issued and outstanding.

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

Research and Development

We did not incur any research and development cost for the years ended June 30, 2017.

Intellectual Property

None.

Employees

Currently we have not hired a full time employee to serve as store manager. We currently hired a part-time consultant that help us carry out sales.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We shared an approximately 500 square-foot retail store, at 23605 Braddock Avenue, Bellerose, NY 11426.

We pay $1,500 per month for the rent.

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

The range of high and low bid quotations by quarters from July 1, 2015 through June 30, 2017 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Period Ended:	High	Low
04/01/2017 to 06/30/2017	$ 3.5	$ 3.5
01/01/2017 to 03/31/2017	$ 3.5	$ 3.2
10/01/2016 to 12/31/2016	$ 3.2	$ 3.0
07/01/2016 to 09/30/2016	$ 3.2	$ 3.0
04/01/2016 to 06/30/2016	$ 3.5	$ 3.5
01/01/2016 to 03/31/2016	$ 3.5	$ 3.2
10/01/2015 to 12/31/2015	$ 3.2	$ 3.0
07/01/2015 to 09/30/2015	$ 3.2	$ 3.0

Holders

As of November 12, 2017, there were 39 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

For the year ended June 30, 2017 and as of November 8, 2017, we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2017.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2017 and 2015, the Company does not have a liability for any unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdown may be required. There were no inventory markdowns for the years ended June 30, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment was depreciated over their estimated useful lives. Depreciation was computed on the straight-line method for both financial reporting and income tax purposes. The estimated useful life for furniture and fixtures was three years. All assets were fully depreciated as of June 30, 2017 and 2016.

Results of Operations

The following table sets forth information from our statements of operations for the years ended June 30, 2017 and 2016:

	2017	2016

Revenues	$5,853	$61,218
Cost of revenues	25,152	46,344

Gross (loss) profit	(19,299)	14,874

Operating expenses:
Selling and general and administrative expenses	97,698	282,234

Net (loss)	$(116,997)	$(267,360)

(Loss) per common share	$(0.00)	$(0.00)

Revenues

During the year ended June 30, 2017 we generated $5,853 of revenues, compared to revenues of $61,218 during the year ended June 30, 2016. Such decrease was mainly due to the decrease in sales of dietary supplement products.

Cost of Revenues

Our cost of revenues during the year ended June 30, 2017 was $25,152, as compared to $46,344 for the year ended June 30, 2016. The decrease is due to the decrease in the volumes of products sold in the current fiscal year.

Gross Profit

We recorded gross loss of $19,299 for the year ended June 30, 2017 from the gross profit of $14,874 for the year ended June 30, 2016. The decrease in gross profit is mainly due to the decrease in sales and the write off of our expired inventories.

Operating Expenses

During the year ended June 30, 2017 our total operating expenses were $97,698, increased as compared to $282,234 for the year ended June 30, 2016.  The decrease of selling, general and administrative expenses is due to the decrease in business management consulting fees and rent.

Net Loss

We had a net loss of $116,997 for the year ended June 30, 2017, compared to a net loss of $267,360 for the year ended June 30, 2016. The increase in net loss is due to the decrease of selling, general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	2017	2016

Net cash (used in) operating activities	(98,753)	(217,760)

Net cash provided by financing activities	75,299	233,297

Net change in cash	23,454	15,537
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$5,856	$ $ 29,310

We had $5,856 in cash, current assets of $5,856, and current liabilities of $62,515 as of June 30, 2017. We had $29,310 in cash, current assets of $53,467, and current liabilities of $75,916 as of June 30, 2016.

During the year ended June 30, 2017, we recorded the decrease in net cash used in the operating activities, which was mainly due to the increase in our operating expenses and increase in our accrued expenses.

During the year ended June 30, 2017 we received net cash of $75,299 in financing activities, mainly due to the cash that we received from cash contribution from our sole director and officer Mr. Jiayue Zhang.

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

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Taxus Pharmaceuticals Holdings, Inc.

We have audited the accompanying balance sheets of Taxus Pharmaceuticals Holdings, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholder’s equity and cash flows for each of the years in the two year period ended June 30, 2017.  Taxus Pharmaceuticals Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taxus Pharmaceuticals Holdings, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended June 30, 2017 and 2016 have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 7 to the financial statements, the Company has no significant operations or assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Wei, Wei, & Co., LLP

Flushing, New York

November 17, 2017

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

JUNE 30, 2017 AND 2016

ASSETS	2017	2016

Current assets:
Cash and cash equivalents	$5,856	$29,310
Inventory	-	24,157

Total current assets	5,856	53,467

Other assets:
Security deposit	3,000	10,488

TOTAL ASSETS	$8,856	$63,955

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$62,515	$75,916

Total current liabilities	62,515	75,916

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of June 30, 2016 and 2015	815	815
Additional paid-in capital	648,901	573,602
(Deficit)	(703,375)	(586,378)

Total stockholders’ (deficit)	(53,659)	(11,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,856	$63,955

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Revenues	$5,853	$61,218
Cost of revenues	25,152	46,344

Gross (loss) profit	(19,299)	14,874

Operating expenses:
Selling and general and administrative expenses	97,698	282,234

Net (loss)	$(116,997)	$(267,360)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	60,900,200	60,900,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, June 30, 2015	81,500,200	$815	$340,305	$(319,018)	$22,102
Capital contribution	-	-	233,297	-	233,297
Net (loss)	-	-	-	(267,360)	(267,360)

Balance, June 30, 2016	81,500,200	815	573,602	(586,378)	(11,961)
Capital contribution	-	-	75,299	-	75,299
Net (loss)	-	-	-	(116,997)	(116,997)

Balance, June 30, 2017	81,500,200	$815	$648,901	$(703,375)	$(53,659)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Cash flows from operating activities:
Net (loss)	$(116,997)	$(267,360)
Change in operating assets and liabilities:
Decrease in inventory	24,157	14,372
Decrease in security deposit	7,488	-
(Decrease) Increase in accounts payable and accrued expenses	(13,401)	35,228

Net cash (used in) operating activities	(98,753)	(217,760)

Cash flows from financing activities:
Capital contribution from stockholder	75,299	233,297

Net cash provided by financing activities	75,299	233,297

Net change in cash	(23,454)	15,537
Cash, beginning of the year	29,310	13,773

Cash, end of the year	$5,856	$29,310

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, with par value $0.00001 per share.  The Company issued 80,000,000 shares at $0.001 per share in September, 2014, and issued 1,500,000 shares at $0.001 per share in October 2014.

On September 10, 2015, Mr. Jiayue Zhang, the sole officer and director and the largest shareholder of the Company, transferred his 41,619,800 shares of common stock which represents 51.07% of the total issued and outstanding shares of the Company, to Shanxi Taxus Pharmaceuticals Co., Ltd, a Chinese limited liability company (“Shanxi Taxus”). Mr. Zhang is also the general manager, director and controlling equity owner of Shanxi Taxus. Therefore, upon the completion of the share transfer, Mr. Zhang is still the beneficial owner of the 41,619,800 shares of common stock of the Company.

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

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) covers up to $250,000 per bank for substantially all depository accounts.  At June 30, 2017, the Company did not have cash balances which were in excess of the FDIC insurance limit.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants.  During the years ended June 30, 2017 and 2016, there were no common stock equivalents outstanding.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized as of June 30, 2017 and 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2017.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates the first-in, first-out (“FIFO”) method.  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  During the year ended June 30, 2017, the Company wrote off $20,763 of inventory.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires all entities derecognize an equity method investment in accordance with Topic 860.  The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period.  Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company believes the standard will have no effect on its statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company believes the standard will have no effect on its statement of cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementation guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2017	June 30, 2016

Professional fees	35,851	67,851
Rent	25,964	7,365
Other	700	700

	$62,515	$75,916

5.    COMMITMENTS

In August 2016, the Company entered into a new lease, effective on August 1, 2016 to July 31, 2018, with an unrelated third party.  The lease provides for renewal options for a period of two years.  The old lease was terminated on July 31, 2016.  Future minimum rental payments under the lease subsequent to June 30, 2017 are as follows:

Year Ending June 30,

2018		18,495
2019		1,545

	$	$ 20,040

Total rent expense charged to operations was $18,599 and $42,976 for the years ended June 30, 2017 and 2016, respectively.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

6.    INCOME TAX

The provision (benefit) for income taxes consisted of the following for the years ended June 30:

	2017	2016

Current	$-	$-
Deferred	(307,726)	(246,279)
Valuation allowance	307,726	246,279

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the years ended June 30:

	2017	2016

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	9.8	9.8
Valuation allowance	(43.8)	(43.8)

Effective income tax rate	-%	-%

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

6.    INCOME TAX (CONTINUED)

Deferred tax assets are comprised of the following:

	June 30, 2017	June 30, 2016

Net operations loss carryforwards	$307,726	$246,279
Less: valuation allowance	(307,726)	(246,279)

Net deferred tax assets	$-	$-

At June 30, 2017, the Company had approximately $703,000 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2037. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

7.   GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American which contemplates the continuation of the Company as a going concern. The Company has incurred net (losses) of approximately ($117,000) and ($267,000) during the years ended June 30, 2017 and 2016, respectively. The recurring losses have resulted in a deficit of ($703,375) and stockholders’ deficit of ($53,659) at June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(3)  Hire a professional store manager to manage store operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with, or changes in, our independent accounting firm during the year ended June 30, 2017.

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

Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation as of June 30, 2017, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our sole director and executive officer of the Company.

Name	Age	Title	Address
Jiayue Zhang	59	President, Board Director, CEO, CFO	245-16 Horace Harding Expressway, Little Neck, NY 11362

Jiayue Zhang, age 59, graduated from Shanxi Province Chinese Herbs and Medicine School in 1985. From February 1975 to December 1976, he worked in Shanxi Yuci Steel Plant as an assistant general manager in charge of the plant’s administrative affairs; from January 1977 to December 1979, he served as officer in the People’s Liberation Army of China; from January 1980 to July 1982, he served a deputy general manager in sales & marketing at Shanxi Province Medicine and Pharmaceutical Company, Yuci Branch; from August 1982 to August 1985, he served as administrative staff in charge of general administrations at Shanxi Chinese Medicine School; from September 1985 to April 1992, he served as the Director of Operation at Yuci Pharmaceutical Plant; from May 1992 to July 1993, he served as the Managing Director of Shanxi Medicine and Pharmaceutical Institute Research Pharmaceutical Plant; from August 1993 to July 2000, he served as Chairman of Board and General Manager of Shanxi Zanhua Pharmaceutical Company; from August 2000 to present, he served as the chairman of board of Shanxi Hongshan Pharmaceuticals Co., Ltd.  Mr. Zhang has over 32 years’ management, sale and marketing experience in China’s pharmaceutical industry.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

Item 11.  Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended June 30, 2017 and 2016. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position		Year	Salary	Bonus	Option Awards	Total
			(In USD)			(In USD)
Jiayue Zhang	President, Board Director, CEO, CFO	2017 2016	$0	$0	$0	$0

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

(b)  Calculated based on 81,500,200 Shares of Common Stock issued and outstanding as of November 12, 2017. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(c) Mr. Jiayue Zhang is the general manager, director and controlling equity owner of Shanxi Taxus. Therefore upon the completion of the share transfer, Mr. Jiayue Zhang is still the beneficial owner of the 25,169,800 shares of common stock of the Company.

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

Item 14.  Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and for fiscal year ended June 30, 2016 for professional services rendered by Wei, Wei & Co., LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2017	2016
Audit Fees	$ 34,000	$ 34,000
Audit Related Fees	46	46
Tax Fees	-	-
All Other Fees	-	-
Total	$ 34,046	$ 34,046

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

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

November 17, 2017	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)