Form 10-Q
period 2017-09-30
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2017-12-22
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of December 5, 2017, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6 - EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2017 AND JUNE 30, 2017

ASSETS	September 30, 2017	June 30, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,836	$5,856

Total current assets	5,836	5,856

Other assets:
Security deposit	3,000	3,000

TOTAL ASSETS	$8,836	$8,856

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$74,015	$62,515

Total current liabilities	74,015	62,515

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of September 30, 2017 and June 30, 2017	815	815
Additional paid-in capital	648,901	648,901
(Deficit)	(714,895)	(703,375)

Total stockholders’ (deficit)	(65,179)	(53,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,836	$8,856

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

		Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$ 500	$ 5,488
Cost of revenues	-	4,117

Gross profit	500	1,371

Operating expenses:
Selling and general and administrative expenses	12,020	40,517

Net (loss)	$ (11,520)	$ (39,146)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(11,520)	$(39,146)
Change in operating assets and liabilities:
Decrease in inventory	-	3,122
Decrease in security deposit	-	7,488
Increase in accounts payable and accrued expenses	11,500	6,099

Net cash (used in) operating activities	(20)	(22,437)

Net change in cash	(20)	(22,437)
Cash, beginning of the period	5,856	29,310

Cash, end of the period	$5,836	$6,873

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1. ORGANIZATION

Taxus Pharmaceuticals Holdings, Inc. (formerly Little Neck Health Connection, Inc.) (the “Company”) is a New York Corporation organized on January 2, 2002.  The Company was a specialty retailer, located in Little Neck, New York, selling vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products.  Currently, the Company’s only store is temperately closed and shareholder is determining the business plan for the future operation.

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

The unaudited interim financial statements of the Company as of September 30, 2017 and for the three months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-k filed with the SEC.  The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2017.

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank.  The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts.  At September 30, 2017, the Company did not have cash balances which were in excess of the FDIC insurance limit.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2. ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the three months ended September 30, 2017 and 2016.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also prescribes direction on de-recognition, classification, interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized for three months ended September 30, 2017 and 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2017.  The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2. ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  During the year ended June 30, 2017, the Company wrote off $20,763 of inventory. As of September 30, 2017 and June 30, 2017, the Company has no inventory.

Property and Equipment

Property and equipment are stated at cost.  The cost of property and equipment was depreciated over their estimated useful lives.  Depreciation was computed on the straight-line method for both financial reporting and income tax purposes.  The estimated useful life for furniture and fixtures was three years.  All assets were fully depreciated as of September 30, 2017 and June 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  An entity that elects early adoption must adopt all of the amendments in the same period. The Company believes this standard will have no effect on its statement of cash flows.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standards in its first quarter of 2019 utilizing the full retrospective transition method. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

4. PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	September 30, 2017	June 30, 2017
	(Unaudited)

Furniture and fixture	$2,500	$2,500
Less: Accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three months ended September 30, 2017 and 2016.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2017	June 30, 2017
	(Unaudited)

Professional fees	$42,851	$35,851
Rent	30,464	25,964
Other	700	700

	$74,015	$62,515

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

6. COMMITMENTS

In August 2016, the Company entered into a new lease, effective on August 1, 2016 to July 31, 2018, with an unrelated third party. The lease provides for renewal options for a period of two years. Future minimum rental payments under the lease subsequent to September 30, 2017 are as follows:

Year Ending June 30,

2018		$ 13,995
2019		1,545

	$	$ 15,540

Total rent expense charged to operations was $4,500 and $5,099 for the three months ended September 30, 2017 and 2016, respectively.

7.    INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended September 30:

	2017	2016
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	(5,046)	(16,441)
Change in valuation allowance	5,046	16,441

Income tax provision (benefit)	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the period ended September 30:

	2017	2016

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	9.8	9.8
Valuation allowance	(43.8)	(43.8)

Effective income tax rate	-%	-%

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

7.    INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2016	June 30, 2016
	(Unaudited)

Deferred tax assets	$267,766	$262,720
Valuation allowance	(267,766)	(262,720))

Net deferred tax assets	$-	$-

At September 30, 2017, the Company had approximately $714,900 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2037. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

9.  SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through December 21, 2017, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

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

GENERAL DESCRIPTION OF BUSINESS

 Overview

The Company was formed under the name of ‘Little Neck Health Connection Inc” in the state of New York on January 2, 2002. The Company had an operating a retail store, located in Little Neck, New York, selling dietary supplement products such as vitamins, minerals, calcium, fibers, and proteins, etc. However, the store is currently closed.

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

Plan of Operation

The Company is currently in the process of researching different product lines with varies vendors in China. Once the company determines the products that it believes will be well received by the market, it plans to update and reopen its store in Little Neck, New York. Should the new products be well received, the Company will consider opening other locations.

In order to open new stores, the Company needs to find new locations appropriate for products, negotiate leases with the potential landlords, hire additional managers to operate the new stores, and purchase more merchandise for the new stores’ inventory. The Company has not been able to develop a time frame on when it will recommence operations. Besides, the Company has not made any plans to raise the funds necessary to restart the operations. Therefore, there is the possibility that the Company may not be able to restart open any new stores or at all if the Company cannot find the suitable new locations and cannot raise the necessary funds for the business expansion.

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

Income Taxes

At September 30, 2017, the Company had approximately $714,900 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2037. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

Thus, there is no provision or liability for Federal or state income taxes reflected in the accompanying financial statements. The Company’s 2016, 2015 and 2014 tax years are open and subject to examination by the taxing authorities.

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”) 740-10-25, “Accounting for Uncertainty in Income Taxes.” Under FASB ASC 740-10-25, an organization must recognize the tax benefits associated with tax positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company does not believe there are any material uncertain tax positions and, accordingly, it did not recognize any liability for unrecognized tax benefits.

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. The Company previously wrote off the inventory during the year ended June 30, 2017 and currently has no inventory.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table sets forth information from our unaudited statements of operations for the three months ended September 30, 2017 and 2016:

		Three Months Ended September 30,
	2017	2016

Revenues	$ 500	$ 5,488
Cost of revenues	-	4,117

Gross profit	500	1,371

Operating expenses:
Selling and general and administrative expenses	120,20	40,517

Net (loss)	$ (11,520)	$ (39,146)

(Loss) per common share, basic and diluted	$ (0.00)	$ (0.00)

Revenues

During the three months ended September 30, 2017 we generated $500 of revenues, significantly decreased compared to revenues of $5,488 during the three months ended September 30, 2016. Such decrease was mainly due to the close of store.

Cost of Revenues

Our cost of revenues during the three months ended September 30, 2017 was $0, significantly decreased compared to $4,117 for the three months ended September 30, 2016. Such decrease was mainly due to the close of store.

Gross Profit

As a result of the foregoing, our gross profit decreased from $1,371 for the three months ended September 30, 2016 to $500 for the three months ended September 30, 2017. The decrease in gross profit was mainly due to the decrease in sales of dietary supplement products.

Selling, General and Administrative Expenses

During the three months ended September 30, 2017 our total selling, general and administrative expenses were decreased to $12,020 as compared to $40,517 for the three months ended September 30, 2016 due to cost-savings strategy.

Net Loss

We had a net loss of $11,520 for the three months ended September 30, 2017, decreased from a net loss of $39,146 for the three months ended September 30, 2016. The decrease in net loss is mainly due to the decrease of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net cash (used in) operating activities	(20)	(22,437)

Cash flows from financing activities:
Capital contribution from shareholder	-	-
Net cash provided by financing activities	-	-

Net change in cash	(20)	(22,437)
Cash, beginning of the year	5,856	29,310

Cash, end of the year	$5,836	$6,873

As of September 30, 2017 we had cash of $5,836 in our bank accounts and escrow account.

During the three months ended September 30, 2017, we used net cash of $20 in operating activities, compared to the net cash of $22,437 used in operating activities during the three months ended September 30, 2016. The decrease in net cash used in the operating activities was mainly due to the decrease in our sales and our operating expenses.

Our net cash decreased by $20 during the three months ended September 30, 2017, compared to net cash decrease of $22,437 during the three months ended September 30, 2016.

Due to the Company’s current cash position and no continuing operations, substantial doubt exists regarding the Company’s ability to continue as a going concern. The continuation of the Company is dependent on recommencing operation that can generate adequate cash flow. Until such time, our operations will be significantly limited and reliant on advances from our major shareholder if necessary.

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

During the three months ended September 30, 2017, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2017, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None in the quarter ended September 30, 2017

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc

(Registrant)

December 21, 2017	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)