Form 10-Q
period 2017-12-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2018-04-20
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from______ to ______

Commission File Number 333-200602

Taxus Pharmaceuticals Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

(Formerly known as “Little Neck Health Connection, Inc”)

03-0380057	New York
(I.R.S. employer identification No.)	(State or other jurisdiction of incorporation)

23605 Braddock Avenue,

Bellerose, NY 11426

Phone: (718) 631-1522
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Jiayue Zhang

23605 Braddock Avenue,

Bellerose, NY 11426

Phone: (718) 631-1522

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copy of Communications To:

Lucosky Brookman, LLP

Attn: Lawence Metelitsa

101 Wood Avenue South

Woodbridge, New Jersery 08830
Tel: 732-395-4400

Direct: 732-395-4405
Fax: 732-395-4401
(Name, Address and Telephone Number of Person
Authorized to Receive Notice and Communications on Behalf of Registrant)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of December 31, 2017, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED DECEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

DECEMBER 31, 2017 AND JUNE 30, 2017

ASSETS	December 31, 2017	June 30, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,836	$5,856

Total current assets	5,836	5,856

Other assets:
Security deposit		3,000

TOTAL ASSETS	$5,836	$8,856

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$47,015	$62,515

Total current liabilities	47,015	62,515

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized;81,500,200 shares issued and outstanding as of December 30, 2017 and June 30, 2017	815	815
Additional paid-in capital	676,901	648,901
(Deficit)	(718,895)	(703,375)

Total stockholders’ (deficit)	(41,179)	(53,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,836	$8,856

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenues	$-	$363	$500	$5,851
Cost of revenues	-	272	-	4,389

Gross profit	-	91	500	1,462

Operating expenses:
Selling, general and administration expenses	4,000	12,392	16,020	52,909

Net (loss)	$(4,000)	$(12,301)	$(15,520)	$(51,447)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(UNAUDITED)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	(Deficit)	Total

Balance, June 30, 2017	81,500,200	$815	$648,901	$(703,375)	$(53,659)
Capital contribution			28,000		28,000
Net (loss)	-	-	-	(15,520)	(15,520)

Balance, December 31, 2017 - Unaudited	81,500,200	$815	$676,901	$(718,895)	$(41,179)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(15,520)	$(51,447)
Change in operating assets and liabilities:
Decrease in inventory	-	3,394
Decrease in security deposit	3,000	7,488
(Decrease) increase in accounts payable and accrued expenses	(15,500)	17,599

Net cash (used in) operating activities	(28,020)	(22,966)

Cash flows from financing activities:
Capital contribution from shareholder	28,000	-

Net cash provided by financing activities	28,000	-

Net change in cash	(20)	(22,966)
Cash, beginning of the period	5,856	29,310

Cash, end of the period	$5,836	$6,344

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE three AND SIX months ENDED DECember 31, 2017 AND 2016

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

The interim financial statements of the Company as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE three AND SIX months ENDED dECember 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2018.

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

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts. At December 31, 2017, the Company did not have cash balances which were in excess of the FDIC insurance limit.

Net Income (Loss) Per Share

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

FOR THE three AND SIX months ENDED DECember 31, 2017 AND 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share (continued)

Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the periods reflected in the accompanying statements of operations. There were no dilutive shares outstanding during the three and six months ended December 31, 2017 and 2016.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on de-recognition income tax assets and liabilities, classification of deferred income tax assets and liabilities and accounting for interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the three and six months ended December 31, 2017 and 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date

Fair Value

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE three AND SIX months ENDED DECember 31, 2017 AND 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

Level 2 Inputs – Inputs other than the quoted prices in level 1 that are observable either directly or indirectly.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”).  The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions.  During the year ended June 30, 2017, the Company wrote off $20,763 of inventory. As of September 30, 2017 and June 30, 2017, the Company has no inventory. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There was no inventory as of December 31, 2017 and June 30, 2017, and there were no inventory markdowns for the three and six months ended December 31, 2017 and 2016.

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment was depreciated over their estimated useful lives. Depreciation was computed on the straight-line method for both financial reporting and income tax purposes. The estimated useful life for furniture and fixtures was three years. All assets were fully depreciated as of December 31, 2017 and June 30, 2017.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its statement of cash flows.

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

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016

4.	PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	December 31, 2017	June 30, 2017

Furniture and fixture	$2,500	$2,500
Less: accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and six months ended December 31, 2017 and 2016.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2017	June 30, 2017

Professional fees	$18,851	$35,851
Rent	27,464	25,964
Other	700	700

	$47,015	$62,515

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016

6.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2017	2016	2017	2016

Current	$-	$-	$-	$-
Deferred	(2,547)	(5,166)	(5,946)	(21,608)
Change in valuation allowance	2,547	5,166	5,946	21,608

Income tax provision (benefit)	$-	$-	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the period ended December 31:

	2017	2016

U.S. federal statutory rate	21.0%	34.0%
State and local taxes- net of federal benefit	11.7	8.0
Change in valuation allowance	(32.7)	(42.0)

Effective income tax rate	-%	-%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2017	June 30, 2017

Deferred tax assets	$234,878	$307,726
Less: valuation allowance	(234,878)	(307,726)

Net deferred tax assets	$-	$-

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 and 2016

6.	INCOME TAXES (CONTINUED)

At December 31, 2017, the Company had approximately $718,895 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2037. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21% beginning in 2018. Accordingly, we have remeasured our deferred tax assets as of December 31, 2017. However, this remeasurement has no effect on the Company’s income tax expense as the Company has provided 100% valuation allowance on its deferred tax assets.

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

(3) Hire a professional store manager to improve store operations.

(4) Obtain market research to improve product offerings that meet consumer demand.

(5) Create a marketing program to drive and increase traffic to the store.

8.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 10, 2018, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis” and the Notes to Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Income Taxes

At December 31, 2017, the Company had approximately $718,895 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2037. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There was no inventory as of December 31, 2017 and June 30, 2017, and there were no inventory markdowns for the three and six months ended December 31, 2017 and 2016.

Results of Operations

Results of Operations for the Three And Six Months Ended December 31, 2017 and 2016

The following table sets forth information from our statements of operations for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenues	$-	$363	$500	$5,851
Cost of revenues	-	272	-	4,389

Gross profit	-	91	500	1,462

Operating expenses:
Selling, general and administration expenses	4,000	12,392	16,020	52,909

Net (loss)	$(4,000)	$(12,301)	$(15,520)	$(51,447)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

Revenues

During the three months ended December 31, 2017 we generated $0 of revenues, a decrease compared to revenues of $363 during the three months ended December 31, 2016. Such decrease was mainly due to the close of the store.

During the six months ended December 31, 2017 we generated $500 of revenues, a decrease compared to revenues of $5,851 during the six months ended December 31, 2016. Such decrease was mainly due to the close of the store

Cost of Revenues

Our cost of revenues during the three months ended December 31, 2017 was $0, a decrease compared to $272 for the three months ended December 31, 2016. Such decrease was mainly due to the close of the store.

Our cost of revenues during the six months ended December 31, 2017 was $0, a decrease compared to $4,389for the six months ended December 31, 2016. Such decrease was mainly due to the close of the store.

Gross Profit

As a result of the foregoing, our gross profit decreased to $0 for the three months ended December 31, 2017 from $91 for the three months ended December 31, 2016. The decrease in gross profit was mainly due to the decrease in sales of dietary supplement products.

As a result of the foregoing, our gross profit decreased to $500 for the six months ended December 31, 2017 from $1,462 for the six months ended December 31, 2016. The decrease in gross profit was mainly due to the decrease in sales of dietary supplement products.

Selling, General and Administrative Expenses

During the three months ended December 31, 2017 our total selling, general and administrative expenses were reduced to $4,000 as compared to $12,392 for the three months ended December 31, 2016 due to cost-savings strategy.

During the six months ended December 31, 2017 our total selling, general and administrative expenses were reduced to $16,020 as compared to $52,909 for the six months ended December 31, 2016 due to cost-savings strategy.

Net Loss

We had a net loss of $4,000 for the three months ended December 31, 2017, a decrease from a net loss of $12,301 for the three months ended December 31, 2016. The decrease in net loss is mainly due to the decrease of our operating expenses.

We had a net loss of $16,020 for the six months ended December 31, 2017, a decrease from a net loss of $51,447 for the six months ended December 31, 2016. The decrease in net loss is mainly due to the decrease of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31
	2017	2016

Cash flows from operating activities:
Net cash (used in) operating activities	(28,020)	(22,966)

Cash flows from financing activities:
Capital contribution from shareholder	28,000	-
Net cash provided by financing activities	28,000	-

Net change in cash	(20)	(22,966)
Cash, beginning of the year	5,856	29,310

Cash, end of the year	$5,836	$6,344

During the six months ended December 31, 2017, we used net cash of $28,020 in operating activities, compared to the net cash of $22,966 used in operating activities during the six months ended December 31, 2016. The increase in net cash used in the operating activities was mainly due to our net loss of $15,520 and our payment of accounts payable

Our net cash from financing activities increased by $28,000 due to an additional capital contribution by a major shareholder. .

Our net cash decreased by $20 during the six months ended December 31, 2017, compared to net cash decrease of $22,966 during the three months ended December 31, 2016.

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

During the three months ended December 31, 2017, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2017, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc (Registrant)

April 17, 2018	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

