Form 10-Q
period 2018-03-31
TAXUS PHARMACEUTICALS HOLDINGS, INC.
filed 2018-06-29
CIK 1622676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of March 31, 2018, there are 81,500,200 shares of common stock issued and outstanding.

CHINA FORESTRY, INC.

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TAXUS PHARMACEUTICALS HOLDINGS, INC.

BALANCE SHEETS (IN U.S. $)

MARCH 31, 2018 AND JUNE 30, 2017

ASSETS	March 31, 2018	June 30, 2017
	(Unaudited)

Current assets:
Cash and cash equivalents	$5,836	$5,856

Total current assets	5,836	5,856

Other assets:
Security deposit	-	3,000

TOTAL ASSETS	$5,836	$8,856

LIABILITIES AND stockholderS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$22,551	$62,515

Total current liabilities	22,551	62,515

Commitments and contingencies

Stockholders’ (deficit):
Common stock, $0.00001 par value per share; 1,500,000,000 shares authorized; 81,500,200 shares issued and outstanding as of March 31, 2018 and June 30, 2017	815	815
Additional paid-in capital	704,365	648,901
(Deficit)	(721,895)	(703,375)

Total stockholders’ (deficit)	(16,715)	(53,659)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,836	$8,856

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$500	$5,851
Cost of revenues	-	-	-	4,389

Gross profit	-	-	500	1,462

Operating expenses:
Selling, general and administration expenses	3,000	11,885	19,020	85,557

Net (loss)	$(3,000)	$(11,885)	$(18,520)	$(84,095)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	(Deficit)	Total

Balance, June 30, 2017	81,500,200	$815	$648,901	$(703,375)	$(53,659)
Capital contribution			55,464		55,464
Net (loss)	-	-	-	(18,520)	(18,520)

Balance, March 31, 2018 - Unaudited	81,500,200	$815	$704,365	$(721,895)	$(16,715)

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net (loss)	$(18,520)	$(84,095)
Adjustment to reconcile net (loss) to net cash (used in) operating activities
Inventory obsolescence	-	20,763
Change in operating assets and liabilities:
Decrease in inventory	-	3,394
Decrease in security deposit	3,000	7,488
(Decrease) increase in accounts payable and accrued expenses	(39,964)	15,099

Net cash (used in) operating activities	(55,484)	(37,351)

Cash flows from financing activities:
Capital contribution from shareholder	55,464	14,000

Net cash provided by financing activities	55,464	14,000

Net change in cash	(20)	(23,351)
Cash, beginning of the period	5,856	29,310

Cash, end of the period	$5,836	$5,959

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE three AND NINE months ENDED March 31, 2018 AND 2017

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

On September 22, 2014, the Company filed an amendment to its Certificate of Incorporation to change its name to Taxus Pharmaceuticals Holdings, Inc. and increase the number of authorized shares to 1,500,000,000, with par value $0.00001 per share. The Company issued 81,500,000 shares at $0.00001 per share during the year ended June 30, 2015.

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

The unaudited interim financial statements of the Company as of March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (continued)

The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for future quarters or for the year ending June 30, 2018.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company’s revenues were primarily derived from the retail sale of vitamins, minerals, herbs, supplements, sports nutrition items and other health and wellness products. Revenue recognition policies complied with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of arrangement existed, delivery of products had occurred, the fee was fixed or determinable and collectability was reasonably assured.

Concentration of Credit Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for substantially all depository accounts. At March 31, 2018, the Company did not have cash balances which were in excess of the FDIC insurance limit.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share (continued)

There were no dilutive shares outstanding during the three and nine months ended March 31, 2018 and 2017.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on de-recognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities and accounting for interest and penalties in the financial statements and related disclosures. The Company classifies interest and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the three and nine months ended March 31, 2018 and 2017.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2018. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There was no inventory as of March 31, 2018 and June 30, 2017, and there were no inventory markdowns for the three and nine months ended March 31, 2018 and 2017.

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment was depreciated over their estimated useful lives. Depreciation was computed on the straight-line method for both financial reporting and income tax purposes. The estimated useful life for furniture and fixtures was three years. All assets were fully depreciated as of March 31, 2018 and June 30, 2017.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

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

TAXUS PHARMACEUTICALS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

4.	PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	March 31, 2018	June 30, 2017

Furniture and fixture	$2,500	$2,500
Less: accumulated depreciation	(2,500)	(2,500)

	$-	$-

There was no depreciation expense charged to operations for the three and nine months ended March 31, 2018 and 2017.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2018	June 30, 2017

Professional fees	$21,851	$35,851
Rent	-	25,964
Other	700	700

	$22,551	$62,515

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2018	2017	2018	2017

Current	$-	$-	$-	$-
Deferred	(980)	(16,361)	(6,926)	(37,969)
Change in valuation allowance	980	16,361	6,926	37,969

Income tax provision (benefit)	$-	$-	$-	$-

The following table reconciles the effective income tax rates with the statutory rates for the three advance months ended March 31:

	2018	2017

U.S. federal statutory rate	21.0%	34.00%
State and local taxes- net of federal benefit	11.7	9.75
Change in valuation allowance	(32.7)	(43.75)

Effective income tax rate	-%	-%

Deferred tax assets are comprised of the following:

	March 31, 2018	June 30, 2017
	(Unaudited)

Deferred tax assets	$235,858	$307,726
Less: valuation allowance	(235,858)	(307,726)

Net deferred tax assets	$-	$-

At March 31, 2018, the Company had approximately $721,895 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2038. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

Taxus Pharmaceuticals Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Management believes that it is more likely than not that future benefits of the deferred tax asset will not be realized principally due to its continuing operating losses and limitations under the Internal Revenue Code, and has therefore established a full valuation allowance.

7.	GOING CONCERN

The Company continues to incur net losses from its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to execute its strategy, the Company does not have the cash to support the Company’s daily operations and requires significant additional capital contributions from one of its major shareholders. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain debt or equity financing, further implement its business plan and to eventually generate sufficient revenues and profits to meet its obligations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s management has performed subsequent events procedures through June 29, 2018, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Income Taxes

At March 31, 2018, the Company had approximately $718,895 of Federal net operating carryforward losses that may be available to offset future taxable income. The net operating loss carryforwards, if not utilized, will expire through 2038. The amount and availability of prior net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code.

Thus, there is no provision or liability for Federal or state income taxes reflected in the accompanying financial statements. The Company’s 2017, 2016, 2015 and 2014 tax years are open and subject to examination by the taxing authorities.

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

Inventory

Inventories are stated at the lower of cost or market using a weighted average method which approximates first-in, first-out (“FIFO”). The Company marks down its inventory for estimated unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based on assumptions about the age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There was no inventory as of March 31, 2018 and June 30, 2017, and there were no inventory markdowns for the three and nine months ended March 31, 2018 and 2017.

Results of Operations

Results of Operations for the Three And Nine Months Ended March 31, 2018 and 2017

The following table sets forth information from our statements of operations for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$500	$5,851
Cost of revenues	-		-	4,389

Gross profit	-	-	500	1,462

Operating expenses:
Selling, general and administration expenses	3,000	11,885	19,020	85,557

Net (loss)	$(3,000)	$(11,885)	$(18,520)	$(84,095)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and diluted	81,500,200	81,500,200	81,500,200	81,500,200

Revenues

During the three months ended March 31, 2018 we generated $0 of revenues, significantly flat compared to revenues of $0 during the three months ended March 31, 2017.

During the nine months ended March 31, 2018 we generated $500 of revenues, significantly decreased compared to revenues of $5851 during the nine months ended March 31, 2017. Such decrease was mainly due to the close of store

Cost of Revenues

Our cost of revenues during the three months ended March 31, 2018 was $0, significantly flat compared to $0 for the three months ended March 31, 2017.

Our cost of revenues during the nine months ended March 31, 2018 was $0, significantly decreased compared to $4389for the nine months ended March 31, 2017. Such decrease was mainly due to the close of store.

Gross Profit

As a result of the foregoing, our gross profit decreased is flat from $0 for the three months ended March 31, 2017 to $0 for the three months ended March 31, 2018.

As a result of the foregoing, our gross profit decreased from $1462 for the nine months ended March 31, 2017 to $500 for the nine months ended March 31, 2018. The decrease in gross profit was mainly due to the decrease in sales of dietary supplement products.

Selling, General and Administrative Expenses

During the three months ended March 31, 2018 our total selling, general and administrative expenses were decreased to $3000 as compared to $11,885 for the three months ended March 31, 2017 due to cost-savings strategy.

During the nine months ended March 31, 2018 our total selling, general and administrative expenses were decreased to $19,020 as compared to $85,557 for the nine months ended March 31, 2017 due to cost-savings strategy.

Net Loss

We had a net loss of $3000 for the three months ended March 31, 2018, decreased from a net loss of $11885 for the three months ended March 31, 2017. The decrease in net loss is mainly due to the decrease of our operating expenses.

We had a net loss of $18,520 for the nine months ended March 31, 2018, decreased from a net loss of $84,095 for the nine months ended March 31, 2017. The decrease in net loss is mainly due to the decrease of our operating expenses.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net cash (used in) operating activities	(55,484)	(37,351)

Cash flows from financing activities:
Capital contribution from shareholder	55,464	14,000-
Net cash provided by financing activities	55,464	14,000-

Net change in cash	(20)	(23,351)
Cash, beginning of the year	5,856	29,310

Cash, end of the year	$5,836	$5,959

As of March 31, 2018 we had cash of $5,836 in our bank accounts and escrow account.

During the nine months ended March 31, 2018, we used net cash of $55,484 in operating activities, compared to the net cash of $37,351 used in operating activities during the nine months ended March 31, 2017. The increase in net cash used in the operating activities was mainly due to the increase in our sales and our operating expenses.

Our net cash from financing activities increased by $55,464 during the nine months ended March 31, 2018, compared to net cash from financing activities of $14,000 during the nine months ended March 31, 2017. The increase in net cash from financing activities due to an additional capital contribution by a major shareholder. .

Our net cash decreased by $20 during the nine months ended March 31, 2018, compared to net cash decrease of $23,351 during the nine months ended March 31, 2017.

Due to the Company’s current cash position and no continuing operations, substantial doubt exists regarding the Company’s ability to continue as a going concern. The continuation of the Company is dependent on recommencing operation that can generate adequate cash flow. Until such time, our operations will be significantly limited and reliant on advances from our major shareholder if necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES

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

During the three months ended March 31, 2018, our management identified a material weakness in our controls and procedures regarding our failure to timely prevent loan transactions made to related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2018, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required due to the deficiency described above.

Changes in internal control over financial reporting

During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taxus Pharmaceuticals Holdings, Inc
(Registrant)

June 29, 2018	/s/ Jiayue Zhang
Jiayue Zhang
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)